Form 10KSB40
period 1999-12-31
E XACT TRANSACTIONS LTD
filed 2000-04-14
CIK 1096781

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


 X       Annual report pursuant to Section 13 or 15(d) of the
---      Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

                                       Or

         Transition report pursuant to section 13 or 15 (d) of the
---      Securities Exchange Act of 1934

                       Commission file number: 333-89561


                            E-xact Transactions Ltd.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                                   98-0212722
------------------------------------------       -----------------------------
(State or other jurisdiction of                   I.R.S. Employer I. D. Number
 incorporation or organization)

143 Union Blvd, Suite 850, Lakewood, Colorado                 80228
---------------------------------------------                 -----
(Address of principal executive offices)                    (zip code)

Registrant's telephone number, including area code:    (303) 716-7090
                                                        -------------

Securities registered pursuant to Section 12(b) of the Act:   None.
                                                              -----

Securities registered pursuant to Section 12(g) of the Act:
                                                  Common Stock, $.001 Par Value
                                                   -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be included herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB: X .
                              ---

     State issuer's revenues for its most recent fiscal year: Cdn $ 139,171
                                                              -------------

     Shares of common stock, $.001 par value, outstanding as of March 27, 2000:
8,447,000 shares. Aggregate market value of voting stock held by non-affiliates of the registrant on March 27, 2000, US $46,449,813.

     Documents incorporated by reference: None.

     Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                   ---    ---

                            E-xact Transactions Ltd.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

                                                                                                          Page
Part I

         Item 1.    Description of Business..................................................................3

         Item 2.    Description of Property.................................................................12

         Item 3.    Legal Proceedings.......................................................................12

         Item 4.    Submission of Matters to a Vote of Security Holders.....................................12


Part II

         Item 5.    Market for Common Equity and Related Stockholder Matters................................13

         Item 6.    Management's Discussion and Analysis or Plan of Operation...............................15

         Item 7.    Financial Statements....................................................................19

         Item 8.    Changes in and Disagreements with Accountants on Accounting.............................20
                    and Financial Disclosure

Part III

         Item 9.    Directors and Executive Officers; Compliance with Section 16(a).........................20 of the Exchange Act

         Item 10.   Executive Compensation..................................................................22

         Item 11.   Security Ownership of Certain Beneficial Owners and Management..........................23

         Item 12.   Certain Relationships and Related Transactions..........................................25

Part IV

         Item 13.   Exhibits and Reports on Form 8-K........................................................28

                            E-xact Transactions Ltd.
                                   FORM 10-KSB
                           FORWARD-LOOKING STATEMENTS

         Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the, Securities Act of 1993 ("The Act") and Section 21E of the Securities Exchange Act of 1934. These statement often can be identified by the use of terms such as "may," "will," "expect," "believes," "anticipate," "estimate," or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in United States or foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward-looking statements about the Company's business and prospects include the possibility that a competitor will develop a more comprehensive solution, delays in market awareness of its products, possible delays in marketing strategy, which could have an immediate and material adverse effect by placing the Company behind its competitors. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE HISTORY

         The Company was incorporated under the laws of the Province of British Columbia on August 13, 1998. On July 29, 1999 the Company filed a certificate of domestication and certificate of incorporation with the secretary of state of the State of Delaware, thereby "domesticating" or transitioning from a Canadian company to one organized under the laws of the State of Delaware.

         The Company's principal office is located at 143 Union Blvd. Suite 850, Lakewood, CO with processing support offices located at 2410 - 555 West Hastings Street, Vancouver, British Columbia, V6H 4N6 Canada. The Company's registered agent in the U.S. is located at 1209 Orange Street, Wilmington, Delaware 19801 USA. The Company has no subsidiaries.

         The Company offers an electronic commerce, known as "e-commerce," software solution for real- time transaction processing which allows PC based cash registers, PCs, point-of-sale terminals, computer systems and proprietary product platforms to accept credit card payments and submit those payments to various payment processing companies for authorization and settlement/deposit. The Company has acquired and developed software and a network system to act as a third party payment processor to conduct transaction processing with major banks in North America. The Company is currently approved to conduct transaction processing with major banks and credit unions in Canada and has recently opened a gateway with Vital Processing Services, a U.S.-based credit card processing network, allowing the Company to process financial transactions with many of the major banks in the U.S.

         The Company was founded in 1998, by the Sutton Group Financial Services Ltd. and DataDirect Holdings Inc. On September 1, 1998, each of Sutton Group and DataDirect transferred to the Company their respective interests in certain computer software designed by DataDirect, known as the Transaction Software and Processing System, in exchange for ninety-nine shares of common stock of the Company each. The software system offered has real time credit card transaction processing capabilities for other e-commerce providers.

         Version 2.0 provided the ability to move transactional data between the Company's system and the Royal Bank of Canada, the largest bank in Canada in terms of assets and the only financial institution with which it was certified to process financial transactions at the time. Throughout the autumn of 1998, the Company focused on further testing of its system and enhancing its scaleablity. Testing was undertaken with six clients, each focused on a different type of application, including an internet based storefront, a physical point-of-sale location, a telephone based voice response system and a billing system. In January 1999, the Company received certification from Shared Network Systems, a firm that processes financial transactions for most other banks and credit unions in Canada.

         Version 3.0 of the Company's transaction processing component was released in January 1999. The software allowed other computers to speak to the Company's computers. Following this release, the Company introduced versions for various computer operating systems including LINUX, UNIX and JAVA. In June 1999, the Company released version 4.0 of its software system and it also established its internet web site. Version 4.0 focused on providing transaction processing, reporting and support services for e-commerce merchants. Since that time, the Company has gained some two hundred additional clients and has begun to develop its marketing plan. The Company is currently seeking additional staff qualified to design and build specific technologies to create additional sales opportunities in the North American transaction processing arena.

NARRATIVE DESCRIPTION OF BUSINESS

         Due to the exponential growth of the internet and e-commerce during the past few years, the initial target of the Company's marketing will be focused primarily towards companies conducting business over the internet. The Company can process transactions in U.S. and Canadian dollars through credit card merchant accounts for Visa, MasterCard, American Express, Discover, Diners Club, and JCB. The system is secured by sophisticated encryption technology in addition to the existing industry standard electronic security such as firewalls. In addition to the web-based transaction processing, the Company also offers transaction processing via other networks, such as interactive voice response systems. Interactive voice response makes it possible for people to communicate with a computer using their touch tone phone. Such a system not only "listens" to a request, it is also capable of responding without human intervention.

         As of today's date, the Company has released multiple versions of the software to run on various operating systems. The software does not require a lengthy installation or integration process; users need only enable the software within their computer operating environment. Once activated, merchants are ready to start accepting customer credit cards, provided they have established a merchant account with a bank for funds settlement.

         The Company also provides merchants a variety of reports with the transaction processing system, such as a full suite of accounting tools that help customers manage their e-commerce activities such as detailed billing statements, transaction search engine, web point of sale terminals and reporting services.

         In order to leverage its marketing efforts, the Company offers its e-commerce transaction processing solution to partners, which can offer it in turn to their clients, as well as to merchants directly. The Company's partners may receive a percentage of every transaction fee processed by shared customers and may use the Company's comprehensive web tools and services for the benefit of such partner's clients or e-merchants. The Company is in the process of developing a marketing strategy to complement its technical development plan.

         A key advantage of the Company's transaction processing software is that it is small and can be easily integrated with most existing systems. Additionally, the Company provides the interface to match a customer's existing operations rather than requiring them to meet and design their systems to the Company's pre-defined protocols, something most major competitors require.

PRODUCTS AND SERVICES

         The Company's product/service is a combination of an online service and a suite of software that act as a real-time payment mechanism for e-commerce, either over the internet or via a wide range of other electronic networks.

         How the system works utilizing the internet
           When a customer makes a purchase using a credit card on the web site of a merchant whose e-commerce system incorporates the Company's transaction component, the payment information is first sent securely in encrypted format to a secure computer server. A firewall exists between the internet and web servers/transaction servers to safeguard against any unauthorized intruders.

           The encrypted payment information is then sent through another, much more extensive firewall to the Company's Gateway Server, from which it is sent onward to the banking network to be approved or declined. Once approved or declined, the information is returned back securely to the web site where only the customer can see the results. The information regarding each transaction is also forwarded from the Company's Gateway Server to a database to be logged as part of an audit trail. The entire process takes place almost instantaneously, typically in two to five seconds.

         The Company's transaction software and processing system
           The current processing system, released in June 1999, version 4.0, is a combination of custom software applications and processes that run on the Windows NT Server 4.0 operating system. The primary function of these applications/processes is to perform real-time credit card transaction processing through certified links with the Royal Bank of Canada and Shared Network Systems in Canada an Vital Processing Service in the United States.

         The Company's system has five components:
           Gateway Server
           Transaction Server
           Remote Transaction Component
           Audit Database
           Secure Web-based Merchant Tools

         THE GATEWAY SERVER facilitates real-time credit card processing with any of the major chartered banks and credit unions in Canada. It currently participates directly with the Royal Bank Merchant Host Network, and also communicates electronically with the Shared Network Systems network. Through the Company's certified connection with Shared Network Systems, the Gateway Server can process transactions to account holders from any of the major banks in Canada. The Vital Processing System enables the Gateway Server to process transactions with many of the banks in the United States.

         THE TRANSACTION SERVER communicates with the Gateway Server and also provides communications to the Remote Transaction Component. The Transaction Server resides within the Company's network and is accessible on the internet via the Remote Transaction Component.

         THE REMOTE TRANSACTION COMPONENT is a custom software component that can be installed/ integrated in various computer environments to enable credit card transaction processing on The Company's network. Merchants can download this component from The Company's web site at www.e-xact.com in any of four formats, depending upon which operating system the merchant uses.

         Once installed on the user's system, the Remote Transaction Component will connect via the internet to the Company's Transaction Server and subsequently the Gateway Server and the financial networks. The Company requires that merchants have a specific electronic security system known as Secure Socket Layer protocol operational on their site to provide the security necessary to conduct transactions securely via the internet. Encryption is also part of the component, ensuring that all transmissions between itself and the Transaction Server are safe from other users on the internet. The current version of the Remote Transaction Component processes transactions to all the major Canadian banks and many of the banks in the United States.

         THE AUDIT DATABASE incorporates the added functionality of processing with the additional Canadian Chartered banks. Every transaction is processed by the Gateway and logged to the Audit Database to create an audit trail.

         THE SECURE WEB-BASED MERCHANT TOOLS are a group of reporting, auditing, searching and processing functions available to merchants who have the proper access credentials for the Company's system. The system can be accessed through any popular web browser and data is delivered almost instantly. Added functionality is available through specific tools such as the web based point-of-sale terminal where merchants can process credit card transactions directly to their merchant account from anywhere on the internet. Through the Company's member services on the web site, merchants can track every sale for up to three years, check statements for totals, deposits made and customer spending, among other functions. Security systems limit access to this information to the merchant authorized for each account.

         Dedicated transaction servers
           For merchants that require a transaction server that is only used by them, the Company can provide a dedicated server to centralize all financially based transactions within a single organization. The servers allow for local auditing and reporting of all transactions conducted through the specific server. Using the internet (or other communications medium), the merchant can interact directly with the Company's Gateway Server for a comprehensive electronic transaction processing solution, including complete maintenance and audit capabilities.

         Non-web based transactions
           The Company also works with clients to integrate transaction processing services with telephone-based electronic funds transfer and billing services that do not utilize the internet. Typically, these systems are closed networks that do not require the level of additional firewall security as is required for internet transactions which can be accessed by anyone in the world. The systems The Company has developed can be applied to virtually any type of electronic network.

         Financial transaction processing certification
           Certification with transaction processing networks that handle the financial transactions that the Company's product/service is designed for is an integral and necessary part of the Company being able to offer its services. Banking and other financial networks operate under stringent regulation which requires that their computer networks be highly secured in order to protect privacy and to ensure the integrity of the network. Accordingly, any company that wants to offer a service that would access an existing banking or financial network must undergo a comprehensive process of review and testing prior to being approved to access to the network. Before an applicant company is permitted to go through this review, the bank or processing system must be satisfied that the company is capable of handling mission critical processes meeting its requirements, and that its system will operate correctly and securely.

STAGE OF DEVELOPMENT AND COSTS

         The Company's current Transaction Software and Processing System has been in full operation since June of 1999. The system is fully operational and approximately 5,000 transactions were processed per day through the Company's systems for the six months ending December 31, 1999. Since the software deployment in September, 1998, the Company has processed approximately 1.5 million transactions.

         On September 1, 1998, each of Sutton Group and DataDirect transferred to the Company their respective interests in certain assets designed by DataDirect, known as the Transaction Software and Processing System, in exchange for ninety-nine shares of the Company's common stock each. The consideration paid to Sutton Group for its interest in the assets, representing costs incurred by Sutton Group in the development of the assets, consisted of ninety-nine common shares issued at a deemed aggregate value of Cdn. $32,515 representing the costs incurred in the development of the assets. The consideration paid to DataDirect for its interest in the Software System consisted of ninety-nine common shares, issued at a deemed aggregate value of Cdn. $32,000 representing the costs incurred in the development of the assets.

DEVELOPMENT PLANS

         The Company intends to continue to upgrade and enhance its combined systems and software focusing on the following key areas.

         Further development of the fraud protection and risk assessment aspects of the system enabling merchants to more securely process online credit cards with the aid of automated tools to lower the merchant's risk in accepting credit cards online. Although the Company's system contains a basic fraud engine, these additional tools would address issues such as:

           excessive frequency of credit card use;

           over-purchasing limits;

           purchasing from unauthorized locations; and

           fake credit card number generators.

         In addition, the Company is assessing and analyzing the inbound sign-up process and plans to develop a more streamlined and automated procedure to help merchants sign-up and engage its services. Specific design of a fully automated online sign-up site allowing first time merchants to download all needed components, information, and automatically pay for the Company's services is intended to be deployed to dramatically reduce the cost and time of acquiring new customers.

         Furthermore, the Company intends to focus development on all mission critical aspects of the system and address issues pertaining to the growth or "scale" and the redundancy or "fault tolerant" capabilities of the system as a whole. Additional components and connections to the system will provide greater stability and availability of the system to all customers. Microsoft Consulting Services has been engaged to assist in designing and deploying architecture capable of processing a significant volume of simultaneous transactions in the most efficient manner.

         The Company plans to continue to extend the connectivity capabilities of its system and software in order that transactions can be processed anywhere in the world. The next targeted gateway certification is with First Data Corporation, a large transaction processing network in the U.S. Management believes that this would expand the Company's position in the U.S. marketplace by providing broader processing capabilities and allow service with over 95% coverage of the U.S. banks.

         The Company plans to enhance the merchant account tools including additional levels of password protection so that access would be restricted to individuals granted appropriate authorizations, and development of new reporting capabilities.

CONCENTRATION OF SALES

         For the year ended December 31, 1999 approximately 62% of the Company's revenues were obtained from one customer. In 1998 one customer represented 51% of the revenue for the year. One customer accounted for 40% and 29% of the Company's total accounts receivables at December 31, 1999 and 1998 respectively. All revenues were derived from Canadian sources in 1999 and 1998.

THE MARKET FOR THE PRODUCT

         E-commerce
           The term "E-commerce" encompasses the use of the internet for marketing, advertising, trading, and selling goods and services. The ability to use the internet for marketing and advertising results from the power to communicate information through the internet to a large number of individuals, businesses as well as consumers. The ability to use the internet to consummate sales and other commercial transactions results from the power to conduct two-way communication from merchant to buyer and from buyer to merchant through the internet.

         Business and the internet
           In order to conduct business over the internet and accept payment by credit card, a merchant needs a merchant account. A merchant account is an identification number that identifies a business that is authorized to process credit card payments. A merchant account for online sales is different from a merchant account used in a traditional store.

         Transaction processing
           The internet has opened up new possibilities for processing financial transactions. While most commerce is still conducted in the physical world, the exchange of goods and services for payment over the internet is growing rapidly. Continued growth of internet commerce will depend in part on: (1) the ability of buyers and sellers to use familiar forms of payment online, such as credit and debit cards and checks, in a simple and secure manner; and (2) the availability of payment software and services that:

                  securely transmit and store payment information with minimal interruption of a consumer's online experience;

                  are convenient for merchants to install and maintain; connect merchants to major payment processors and financial institutions;

                  facilitate familiar types of transactions from the physical world - (such as bill payment) on the internet; and

                  provide common payment platforms for merchants selling goods and services both at physical points-of-sale and electronic storefronts.

MARKETING PLAN

         The Company is currently in the process of developing and executing a comprehensive marketing strategy, which will serve to launch its product/service on a wider scale. The Company is considering participation in industry trade shows to expand its exposure, conducting press tours, and generally achieving greater visibility in the marketplace.

         The Company's management has determined that the most effective means by which to market its transaction processing product/service is to leverage its direct sales efforts through a number of marketing channels rather than pursue a mass marketing effort directly to merchants. These channels have been identified as the primary sources which merchants contact and through which they typically work in order to establish their internet e-commerce systems. Firms within these channels become the Company's partners.

         Partners in these market channels provide the Transaction Processing Component to the merchant--typically, as if it is part of their own product/service. For example, a financial institution or internet service provider can provide the Transaction Processing Component to companies it works with as part of its e-commerce services.

         Where it is necessary, as with financial institutions that become partners, the Company establishes dedicated network connections in order to ensure the integrity of the system and to maximize security. Non-internet based applications may also require dedicated network connections.

         Application developers integrate the Company's payment capabilities into their products, seamlessly providing merchants setting up their own e-commerce web site with the ability to accept secure payments by credit card over the internet.

         Pricing - The Company partners can share in the revenue generated by processing customer transactions at each of their client merchant's web sites. Partners also may choose whether they would like to administer the service to their customers or have the Company bill them directly. The Company has two pricing structures, wholesale and retail. Wholesale prices apply to channel distributors such as internet service providers, web developers, application developers and financial institutions. Retail rates apply to businesses selling products or services directly to consumers.

         The Company charges an activation fee for each merchant credit card account the customer would like to enable with the Company (i.e., one for Visa, one for MasterCard U.S. etc). This fee is charged only once per account. The monthly service charge is to maintain the merchant account(s) with the Company's servers. Included in this charge is access to the Company's member services that feature tools such as internet point of sale terminals, transactional searching, and reporting tools.

         TARGET MARKET CHANNELS

           The Company considers internet service providers, web developers and application developers as technical market channels since they understand software, servers, connectivity and other aspects necessary for integrating the Company's Transaction Processing Component. A key aspect of the Company's marketing to these technical channels is the fact that its software is easy to integrate. The Company provides an interface to communicate with the most common operating systems such as JAVA, LINUX, UNIX and Windows. This reduces the technical barrier and makes it easier for these companies to incorporate the Company's transaction processing component with their existing software and systems.

         A second key aspect of the Company's marketing to these channels is that its Transaction Processing Component can be virtually transparent to end users of products and services provided by the companies in these channels. The Company can be identified only by a company logo. Internet service providers present a dual market by providing the Company Transaction Processing Component as part of e-commerce solutions that they sell to their customers and by using the Company's system to handle their own transaction processing (accepting payment for their internet access programs and other services).

         Web developers can provide the Company's Transaction Processing Component as an integrated part of e-commerce solutions that they develop and manage for clients. For each transaction processed through those e-commerce solutions, the web developer can receive a portion of the transaction processing revenue.

         Application developers include both those that are developing software designed for internet e- commerce and developers of other transaction processing applications. An example of another transaction processing application would be a computerized point-of-sale terminal, as where a customer visits a business, makes a purchase, pays by credit card and the credit card information is entered into the terminal or a personal computer by a cashier or sales agent. The transaction is then sent via the internet through the Company to the bank for approval. Although the approval process travels over the internet, the actual point of sale may not have been conducted via the internet.

         Financial Institutions

         The Company has been able to take advantage of having first established a relationship with the Royal Bank to secure additional other clients and to develop relationships with other financial institutions, such as Shared Network Services and, more recently, Canadian Imperial Bank of Commerce. Typically, these relationships can provide many referrals of other direct clients.

         Direct Marketing to Merchants

         Direct marketing does not currently comprise a major portion of the Company's marketing strategy, however, it is taking place via the Company's web site and through word-of-mouth. For over three months, it has been possible to download the Company's transaction processing component from its web site at www.e-xact.com. Management reports that an estimated 1,000 downloads of the component have taken place to date. These are primarily companies with which the Company has had no direct prior contact. Not all of these are processing transactions through the Company at this time--frequently the ability to begin processing is delayed by merchants not yet establishing their credit card merchant accounts.

         In addition, most of the Company's current client base has made first contact with the Company by way of word-of-mouth referrals. Among the Company's approximately 225 current clients are the BC Children's Hospital, Lowrider Records, Internet Direct and the Telelink Paging Network.

OPERATIONS

         The Company has operations located in Lakewood, Colorado USA and Vancouver B.C., Canada. The Company has its primary marketing and software development center located at its U.S. facility.

         The processing center for the Company is located in Vancouver B.C. This facility houses the Company's computer center for processing all truncations over the Internet. Network servers providing connectivity to processing systems and the Internet are securely maintained in two, physically separated locations. One of these locations is within an underground bank vault.

INTELLECTUAL PROPERTY

         Generally speaking, the Company relies on general trademark and copyright law to protect its products. The Company has formally registered its primary trademark, E-xact Transaction but has not yet been granted the trademark protection and has not obtained any patent protection for any of its products.

COMPETITION

         The market for internet commerce software and services is relatively new, intensely competitive, quickly evolving, and subject to rapid technological change. Numerous companies are developing e-commerce and online financial transaction technologies and systems. Key competitors include:

         CyberSource Corporation of San Jose, California - CyberSource provides e-commerce transaction processing and other back-end applications and support to businesses that sell over the internet. Its software and services include tax calculation, fulfillment management, and fraud prevention. CyberSource enables secure, reliable, real-time multi-currency payment processing in local currencies worldwide.

         CyberCash, Inc. of Reston, Virginia - CyberCash offers secure payment transaction services that encrypt credit card information. Other offerings include electronic cash payment software and electronic billing and payment software. CyberCash's complete payment solutions, which span the traditional retail market to the internet, provide electronic commerce solutions for merchants, as well as hardware and software providers and internet service providers.

         Authorize.Net Corporation of Provo, UT - Authorize.Net Corporation develops, markets, and sells Authorize.Net, a line of products and services that provide solutions for authorizing, processing, and managing credit card and electronic check transactions over the internet. Authorize.Net's transaction processing system sends them on to the financial institutions for processing.

         Internet Secure Inc. of Oakville, Ontario - Internet Secure is a Canadian corporation which provides a secure, on-line, real-time credit card processing system for internet merchants. Internet Secure demonstrated a secure, on-line, real-time credit card processing system that has been approved by two of the top six banks in Canada. Currently the company offers Canadian dollar merchant status for Visa, MasterCard and AMEX and US dollar merchant status for Visa and MasterCard approved and supported by Canadian and American Banks.

         Eliance Corporation of Minneapolis, Minnesota - Eliance focuses on providing its customers with e-commerce solutions including merchant accounts, POS software and transaction processing as well as order tracking and fulfillment services.

         E-Commerce Exchange of Irvine, California - E-Commerce Exchange is a nationwide credit card processing company, specializing in merchant account, credit card and electronic check transaction solutions for non-traditional merchants within the internet, home-based, phone order/mail order industries. E-Commerce Exchange focuses on serving traditionally hard-to-place businesses, such as home-based or new merchants, business owners with credit problems, high risk businesses, and others which are considered non-conventional by banks and other credit card processors.

RESEARCH AND DEVELOPMENT EXPENDITURES

         The Company conducts research and development through internal research projects. Costs are incurred from time to time, in specific projects that employ existing technologies for which feasibility has previously been established to develop applications. Production costs for the development of the software used for which technological feasibility has been established but before the product is ready for sale, are capitalized when broad applications are identified within its existing product lines. Costs for which technological feasibility had been established, which were capitalized in 1999 totaled nil. The Company incurred Cdn. $281,513 of expenses relating to research and development costs in 1999, compared to Cdn. $20,365 in 1998.

EMPLOYEES

         As of December 31, 1999, the Company had 10 full-time employees. That number includes two technical support, four programmers, one marketing, and three senior management personnel.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company maintains leased facilities in the locations listed below.

                                                                                            Current
                                                                  Square     Term of         Annual
         Function                        Location                  Feet       Lease       Lease Costs
         --------                        --------                  ----       -----       -----------
Corporate Headquarters     143 Union Boulevard, Suite 850,        4,500      12/30/00      US $ 81,600
                           Lakewood, Colorado
Canadian Branch Office     555 West Hastings Street, Suite        1,300      10/31/02    Cdn. $ 40,534
                           2410 Vancouver, B.C.

         The Company has subleased office space in the U.S. located in Lakewood, CO and the sublease expires September 30, 2000. The Lakewood, Colorado office serves as the Company's corporate headquarters and software development center. The facility in Vancouver British Columbia, Canada serves as the Company's processing center with the lease expiring October 31, 2002.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending to which the Company is a party, or to which the property of the Company is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On March 22, 2000 the Company completed a public offering of it common stock in Canada on the facilities of the Canadian Venture Exchange ("CDNX"). The price to the public in the initial public offering was US $1.00 per share.

         The Company was a private company for all of 1999 and thus a public quote for the Company's stock does not exist.

         There are approximately 500 holders of Common Stock of the Company as of March 23, 2000.

         The Company has never declared a dividend on its common stock and intends for the foreseeable future, to retain all earnings, if any, for the development of its business opportunities. The payment of future dividends will be at the discretion of the Company's board of directors and will depend upon, among other things, future earnings, capital requirements, financial condition and general business conditions.

         The transfer agent for the Company's common stock is Pacific Corporate Trust Company, 625 Howe Street, Suite 830 Vancouver, BC V6C3B8.


Recent Sales of Unregistered Securities

         During the period from the Company's incorporation through to the date of this prospectus, the Company has issued the following shares, after giving effect to the September 2, 1999 stock split of 21,000 to 1: The Company issued 99 shares of common stock to each of DataDirect Holdings, Inc. and Sutton Group Financial Services, Ltd. on September 1, 1998 in consideration of the transfer of certain software assets to the Company. Effective September 2, 1999, these shares were subject to a 21,000:1 share split in connection with the domestication of the Company as a Delaware corporation. These shares have been assigned a deemed price of Cdn. $0.25 per share to reflect the estimated value of the assets transferred as consideration for the shares as of June 15, 1999. The issuance of the shares by the Delaware domesticated corporation was made in reliance upon Regulation S under the Securities Act of 1933 as the shares were issued in a transaction outside the U.S. to two non-U.S. persons and the certificates II-1 representing the shares will bear a legend calling attention to the restrictions on transfer of the shares in the U.S. or to a U.S. person.

         Between August 5, 1999 and October 14, 1999, the Company sold and issued 670,000 shares of common stock to nine U.S. persons at a price of US $0.50 per share (for gross proceeds of US $335,000) in transactions that were exempt from registration pursuant to Regulation D under the Securities Act of 1933. All purchasers were accredited investors, all shares were taken for investment and with no view to distribution except pursuant to an effective registration statement or exemption from registration under the Securities Act of 1933, and all certificates evidencing the shares will be legended to the reflect the restrictions upon their transfer.

         Between June 1, 1999 and December 22, 1999, the Company sold and issued 1,027,000 shares of common stock to 46 non-U.S. persons in jurisdictions outside of the United States at a price per share of US $0.50 (for gross proceeds of US $513,500) in the reliance upon Regulation S under the Securities Act of 1933. All certificates representing the shares will be legended to reflect the restrictions upon transfer of the shares in the U.S. or to a U.S. person.

         During 1999, the board of directors authorized the grant of options to purchase up to an aggregate of 650,000 shares of the Company common stock to individuals who are directors, officers, or employees of the Company. Subsequent to December 31, 1999 the Company's board of directors approved the granting of 763,300 options to purchase shares of the Company's common stock. The number of options granted to any one person ranges from 100 shares to 500,000 shares (in the case of the chief executive officer). All of these options are exercisable at US $1.00 per share and vest over a 24-month or 36-month period. None of the options have been exercised. The options were granted in reliance upon the exemption from registration under the Securities Act of 1933 provided for in Rule 701 under the Securities Act of 1933.

         Pursuant to a consulting agreement dated July 28, 1999 (amended February 15, 2000), the Company granted Bolder Venture Partners a warrant to purchase up to 1,236,136 shares of the Company common stock for a period of five years from the date the milestone is achieved; 225,000 of the warrants were exercised at US $0.25 per share on January 18, 2000. The remaining warrants became exercisable or will become exercisable as follows:

         - 557,136 at US $1.00 per share as of October 14, 1999.

         - 225,000 at US $1.00 per share upon completion of the initial public offering of the Company.

         - 225,000 at a price per share equal to the price per share under a future private placement of not less than US $3,000,000, if such a private placement is made.

         The warrants were issued in reliance upon an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933. The warrant was granted pursuant to a consulting agreement in a transaction not involving a public offering to a fully informed investor that had agreed to hold the shares for investment with no view to a distribution except pursuant to an effective registration statement or an exemption from registration under the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion should be read together with the Company's financial statements and accompanying notes included elsewhere.

                                 Exchange Rates

         All dollar amounts herein are stated in U.S. dollars except where otherwise indicated. The following table reflects the rate of exchange for Canadian dollars per U.S. $1.00 in effect at the end of the following periods and the average rate of exchange during such periods, based on the Bank of Canada average noon spot rate of exchange:

--------------------------------------------------------------------------------------------------
                                                        YEAR ENDED DECEMBER 31
                                              1997                1998               1999
  Rate at end of period:                  Cdn. $1.4305        Cdn. $1.5333       Cdn. $1.4433
  Average rate for                        Cdn. $1.4267        Cdn. $1.4831       Cdn. $1.4858
  period:
--------------------------------------------------------------------------------------------------
On February 17, 2000, the Bank of Canada noon spot rate of exchange was U.S. $1.00 = Cdn. $1.4522.


INTRODUCTION

         The Company was incorporated under the Company Act of British Columbia, Canada on August 13, 1998. On July 29, 1999 the Company was reincorporated in the state of Delaware, USA. The Company earns its revenue by charging its customers a setup fee, a monthly membership fee and a transaction fee. Transaction fees are based on the number of transactions processed for a particular merchant in a month.

                 FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO
                      FISCAL YEAR ENDED DECEMBER 31, 1998
                 (ALL AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)

         REVENUES - In 1999 revenues increased $96,125, or 223% from $43,046 in 1998 to $139,171 in 1999. The Company in 1999 continued to expanded its Internet services after beginning operations in August 1998. The Company for fiscal 1999 was in the later stages of completing the development of its software and was attempting to expand its operations after deploying Version 4.0 of its software and began to grow revenues. In the last three months of the fiscal year revenues grew $58,859 or 73% from $80,312 for the first nine months of fiscal 1999. The growth in revenue were mainly from transaction and setup fees which grew at a rate of 479% or $106,645 over fiscal 1998. The Company's Web Development revenues decreased by $10,520 or 51% over fiscal 1998 due to the Company discontinuing these services in October 1999. This permitted the Company to focus on its core business of transaction processing.

         GROSS MARGINS - The Company's gross profit margins in 1999 were approximately 69% compared to 58% in 1998. The 1999 margins increased due to expanding revenues without associated increases in costs of sales.

         SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) - - Increased from $57,002 in fiscal 1998, to $762,693 in 1999. This resulted in a 1,238% increase in SG&A expenditures over the previous fiscal period with operations beginning in August 1998. The increased expenditures were attributed to activities in 1999 of building the Company's emerging Internet transaction processing software and center in the market place. These expenditures were targeted at building the organization in both the US and Canada by hiring professional management and personnel. The Company had 4 consultants in 1998 versus 10 employees ending December 1999. General and Administrative (G&A) expenses increased from $39,283 in 1998 to $679,618 in 1999, or a 1,630% increase. The increases over the 1998 expenditures arose in support of the Company's continued expansion of building the infrastructure associated with positioning the Company for aggressive growth. In 1999 general and administrative salaries and employee benefits increased by $85,000; accounting, consulting and legal expenses increased by $444,093; rents and telephone expense increased by $33,000 and amortization increased by $35,000. Selling and Marketing expenditures increased from $17,719 in 1998 to $83,075 in 1999; subcontracting associated with software marketing activities increased by $53,000, travel expenses increased by $17,000, and advertising and promotions increased by $11,000. These expenditures increased in the support of building an organization that can continue to expand the growth of its Internet transaction processing business both in Canada and the US.

         RESEARCH AND DEVELOPMENT EXPENSES - The Company conducts research and development through internal research projects. Costs are incurred from time to time, in specific projects that employ existing technologies for which feasibility has previously been established to develop new applications. Production costs for the development of the software used, for which technological feasibility has been established but before the product is ready for sale, are expensed. Research and development expenditures increased from $20,365 in 1998 to $281,513 in 1999. Programing increased by $85,000, consulting fees increase by $32,000, equipment lease increase by $9,000 and other development related fees increased by $150,000.

         OTHER INCOME (EXPENSES) -Interest income totaled $1,411, versus no interest income in 1998. The increase was associated with the fund raising activities which occurred in 1999 and the investment income from those funds. Unrealized and realized exchange gain and losses totaled $20,226. This is the results of recognizing the revenues and expenses translation using average exchange rates prevailing during the period.

         INCOME TAXES - The Company incurred a Canadian tax expense attributed to its re-domicile out of Canada of $149,000 in 1999. See note 12 in the notes to the financial statements on page F-17

         NET LOSS - The Company incurred a loss of $1,115,630 in 1999, compared to a loss of $52,208 in 1998. The increased losses are the results of the Company aggressive expansion of its Internet transaction processing, marketing efforts, and the hiring of a professional management team to grow the Company in an emerging market.

         Management believes that higher levels of operating expenditures will continue through 2000 in order to continue the expansion of the Company's Internet transaction processing into an emerging market. The Company anticipates to continue to generate operating losses to attain market penetration. The Company anticipates that an aggressive marketing strategy will help establish the Company as a leader in the market segment.

      LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 1999

CAPITAL AND DEBT FINANCING

         During 1999, the Company completed a private placement of 1,697,000 shares of the Company's common stock, at a price of US $0.50 per share. The Company received $1,223,394 from the offering net of offering costs of $30,265.

         Subsequent to its fiscal year end the Company in March 2000, completed its initial public offering in Canada of 2,250,000 shares of the Company's common stock at an offering price of US $1.00 per share on the Canadian Venture Exchange. Additionally, the Agent was issued 75,000 shares of the Company's common stock in the Canadian offering along with warrants to purchase 225,000 shares of the Company's common stock at a price of US $1.00 for the first 12 months and at a price of US $1.15 for the next 12 months. The estimated net cash proceeds to the Company from the initial public offering is approximately US $1,700,000 after payment of expenses.

         The equity financing that occurred in 1999 was utilized to build out the G&A infrastructure and continue the development of the Company's transaction processing software and for working capital purposes.

         A working capital deficiency existed at December 31, 1999. The Company had deficit working capital of approximately $120,000 versus a deficit of $14,018 at December 31, 1998. The decrease in working capital is associated with the utilization of working capital to support the losses, the expansion of the operations, and expenditures incurred relating to the initial public offering in 2000.

CASH FLOW

         During the year ended December 31, 1999, the Company used cash from operations in the amount of $626,363 compared to a source of cash of $6,587 in the prior year. This is a result of working capital which was utilized to fund the increases in accounts receivables and operating losses.

         Cash provided by financing activities was $1,157,032 for the year ended December 31, 1999 compared to $1 in the previous year. The Company received net proceeds in the amounts of $1,223,394 from the sale of equity securities during the year.

         Cash used in investing activities, totaled $92,532 during the year ended December 31, 1999 compared to $2,086 in the prior year. The increase is primarily attributed to the purchase of capital equipment for new personnel and to expand processing capabilities.

         The Company's negative cash flow from operations has primarily resulted from an increase in the losses of the Company resulting from increased business activity the expenditures to build an Internet transaction processing business and expenditures incurred relating to the costs relating to the public offering. Management believes this negative cash flow will continue during 2000, due to the Company's intention to continue rapid expansion of sales and marketing, general and administrative and research and development expenditures in order to develop a North American network. These actions are anticipated to result in significantly increased selling, general and administrative expenses and capital expenditures to meet this rapid expansion.

CAPITAL RESOURCES

         The Company's working capital decreased over the last 12 months, primarily due to the Company supporting its operating losses. The Company had a deficiency in working capital of $120,000 of current assets over current liabilities as of the 1999 fiscal year end compared to a deficiency of $14,000 in 1998. Further, the Company completed in March 2000 its Initial Public Offering of 2,250,000 shares at US $1.00 per share. Management anticipates the Company will continue to invest significant resources in its infrastructure in 2000. At present management believes the Company has resources which will be sufficient to fund planned operations until the second quarter of the year 2001. The Company anticipates continuing to aggressively hire sales and key management to meet its desired growth of the Company's Internet transaction processing activities in the US and Canada. As staff is expanded, the Company will need to invest in new equipment, and fund the expenses associated with these additions. Management believes the Company will be able to raise additional equity funding and secure working capital financing of its receivables as the Company continues to aggressively expand in the emerging market.

         Management believes that the Company will continue to incur losses until through of 2000. Further, management believes that it has access to capital in the form of additional, short and/or long term credit facilities, and additional equity financing. Management anticipates it will continue to have access to additional capital through these sources in amounts necessary to support its growth plans. In the event that cash flow from operations, if any, together with the proceeds of any future financings, are insufficient to meet these expenses, the Company will be required to re-evaluate its planned expenditures and allocate its total resources in such manner as the board of directors and management deems to be in the Company's best interest.

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued Statements of Financial Accounting Standards that may affect the Company's financial statements as follows:

         In June 1998 FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.

         Also in June 1999, FASB issued SFAS No. 137, which essentially defers the effective date of SFAS No. 133 (see above) to all quarters and fiscal years beginning after June 15, 2000.

YEAR 2000 COMPUTER SYSTEMS ISSUES UPDATE

         To date our systems and software have not experienced any material disruption due to the onset of the Year 2000, and we have completed our Year 2000 preparedness activities. To the best of knowledge all of our systems are operating normally, as are those of our customers and suppliers and we do not expect any material issues to arise regarding Year 2000 issues. Our expenditures on the year 2000 issue were immaterial.

ITEM 7.  FINANCIAL STATEMENTS

         Report of Deloitte & Touche LLP Chartered Accountants          F-1

         Balance Sheet - December 31, 1999 and December 31, 1998        F-2

         Statements of Operations - For the Periods
         Ended December 31, 1999 and 1998                               F-3

         Statements of Cash Flows - For the Periods
         Ended December 31, 1999 and 1998                               F-4

         Statements of Stockholders' Equity - For the Periods Ended
         December 31, 1999 and 1998                                     F-5

         Significant of Accounting Polices                              F-6

         Notes to Financial Statements                                  F-9

INDEPENDENT AUDITORS' REPORT

To the Directors of
  E-xact Transactions Ltd.

We have audited the balance sheets of E-xact Transactions Ltd. as at December 31, 1999 and 1998 and the statements of operations, shareholders' equity and cash flows for the year ended December 31, 1999 and period from inception on August 13, 1998 to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999 and period from inception on August 13, 1998 to December 31, 1998 in accordance with accounting principles generally accepted in the United States of America.


/S/ DELOITTE & TOUCHE LLP


Chartered Accountants
Vancouver, British Columbia
February 18, 2000 (except to Note 14 which is as of March 24, 2000)

E-XACT TRANSACTIONS LTD.
BALANCE SHEETS
(EXPRESSED IN CANADIAN DOLLARS)
================================================================================

                                                              December 31,     December 31,
                                                                  1999            1998
                                                              ------------    ------------
ASSETS

CURRENT
   Cash                                                       $    442,639    $      4,502
   Accounts receivable (Note 3)                                    118,897          18,520
   Prepaid expenses and deposits                                     6,296           6,296
                                                              ------------    ------------
TOTAL CURRENT ASSETS                                               567,832          29,318
DEFERRED SHARE ISSUE COSTS                                         257,964              --
ACQUIRED SOFTWARE AND INTANGIBLES (Note 4)                              --          24,258
CAPITAL ASSETS (Note 5)                                             66,665           2,069
                                                              ------------    ------------
TOTAL ASSETS                                                  $    892,461    $     55,645
                                                              ============    ============
LIABILITIES

CURRENT
   Accounts payable and accrued liabilities (Note 7)          $    538,658    $     32,731
   Income taxes payable                                            149,000              --
   Due to shareholders (Note 6)                                         --          10,605
                                                              ------------    ------------
TOTAL CURRENT LIABILITIES                                          687,658          43,336
                                                              ============    ============
COMMITMENTS (Note 11)

SHAREHOLDERS' EQUITY

Common stock, common shares issued and outstanding (Note 8)
   5,897,000 at December 31, 1999 and
   4,200,000 at December 31, 1998                                    5,897          64,517
Additional paid in capital                                       1,366,744              --
Accumulated deficit                                             (1,167,838)        (52,208)
                                                              ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                         204,803          12,309
                                                              ------------    ------------
TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES                    $    892,461    $     55,645
                                                              ============    ============

E-XACT TRANSACTIONS LTD.
STATEMENTS OF OPERATIONS
(EXPRESSED IN CANADIAN DOLLARS)
================================================================================

                                                                 From inception
                                                                    August 13,
                                                 Year ended            1998
                                                 December 31,     to December 31,
                                                    1999               1998
                                                ------------       ------------
REVENUES
   Online transactions                          $    128,899       $     22,254
   Web development                                    10,272             20,792
                                                ------------       ------------
                                                     139,171             43,046
                                                ------------       ------------
COST OF SALES
   Cost of online transactions                        38,155              7,835
   Cost of web development                             4,625             10,052
                                                ------------       ------------
                                                      42,780             17,887
                                                ------------       ------------
EXPENSES
   General and administrative expenses               679,618             39,283
   Sales and marketing                                83,075             17,719
   Research and development                          281,513             20,365
                                                ------------       ------------
                                                   1,044,206             77,367
                                                ------------       ------------
OPERATING LOSS                                      (947,815)           (52,208)
                                                ------------       ------------
OTHER INCOME (EXPENSE)
   Interest income                                     1,411                 --
   Foreign exchange                                  (20,226)                --
                                                ------------       ------------
                                                     (18,815)                --
                                                ------------       ------------
NET LOSS BEFORE INCOME TAX                          (966,630)           (52,208)
INCOME TAXES (Note 12)                              (149,000)                --
                                                ------------       ------------
NET LOSS                                        $ (1,115,630)      $    (52,208)
                                                ============       ============

BASIC AND DILUTED LOSS PER SHARE                $      (0.25)      $      (0.01)
                                                ============       ============



WEIGHTED AVERAGE NUMBER OF SHARES USED
TO CALCULATE LOSS PER SHARE                        4,553,542          3,820,832
                                                ============       ============

E-XACT TRANSACTIONS LTD.
STATEMENTS OF CASH FLOWS
(EXPRESSED IN CANADIAN DOLLARS)
================================================================================

                                                                                     From inception
                                                                                        August 13,
                                                                   Year ended              1998
                                                                  December 31,        to December 31,
                                                                      1999                 1998
                                                                  ------------         ------------
OPERATING ACTIVITIES
   Net loss                                                       $ (1,115,630)        $    (52,208)
   Item not affecting cash
      Amortization of capital assets, acquired software and
         other intangible assets                                        52,194               40,275
      Warrants issued for financing fees                                84,730                   --
   Net change in operating assets and liabilities
      Accounts receivable                                             (100,377)             (18,520)
      Prepaid expenses and deposits                                         --               (6,296)
      Accounts payable and accrued liabilities                         314,325               32,731
      Income taxes payable                                             149,000                   --
      Advances from shareholders                                       (10,605)              10,605
                                                                  ------------         ------------
                                                                      (626,363)               6,587
                                                                  ------------         ------------
FINANCING ACTIVITIES
   Proceeds on issuance of capital stock, net of offering costs      1,223,394                    1
   Deferred share issue costs, net of related accounts payable         (66,362)                  --
                                                                  ------------         ------------
                                                                     1,157,032                    1
                                                                  ------------         ------------
INVESTING ACTIVITY
   Purchase of capital assets                                          (92,532)              (2,086)
                                                                  ------------         ------------
NET CASH INFLOW                                                        438,137                4,502
CASH, BEGINNING OF PERIOD                                                4,502                   --
                                                                  ------------         ------------
CASH, END OF PERIOD                                               $    442,639         $      4,502
                                                                  ============         ============


SUPPLEMENTAL NON-CASH INVESTING AND
   FINANCING CASH FLOW DISCLOSURES
   Common shares issued for acquired software and intangibles     $         --         $     64,517
                                                                  ------------         ------------
   Warrants issued for financing services                         $    206,484         $         --
                                                                  ------------         ------------

E-XACT TRANSACTIONS LTD.
STATEMENTS OF SHAREHOLDERS' EQUITY
(EXPRESSED IN CANADIAN DOLLARS)
================================================================================

                                                                     Additional                       Total
                                              Common Stock             paid in      Accumulated    Shareholders'
                                           Shares        Amount        Capital        Deficit        Equity
                                        -----------   -----------    -----------    -----------    -----------
Issuance of common stock for cash            42,000   $         2    $        --    $        --    $         2

Issuance of common stock for acquired
   software and intangibles (Note 4)      4,158,000        64,515             --             --         64,515

Net loss                                         --            --             --        (52,208)       (52,208)
                                        -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1998
                                          4,200,000        64,517             --        (52,208)        12,309

Reclassification on reincorporation
   (Note 8)                                      --       (60,317)        60,317             --             --

Warrants issued for consulting fees
   (Note 8(d))                                   --            --         84,730             --         84,730

Issuance of common stock on private
   placement, net of offering costs
   of $30,265 and warrants issued
   for financing services of $206,484
   (Note 8(d))                            1,697,000         1,697      1,221,697             --      1,223,394

Net loss                                         --            --             --     (1,115,630)    (1,115,630)
                                        -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1999              5,897,000   $     5,897    $ 1,366,744    $(1,167,838)   $   204,803
                                        ===========   ===========    ===========    ===========    ===========

E-XACT TRANSACTIONS LTD.
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
================================================================================

1.       DESCRIPTION OF THE BUSINESS

         The Company specializes in online financial transaction processing supporting customers' e-commerce activities.

         The Company was initially incorporated on August 13, 1998 under the laws of British Columbia, Canada. On July 28, 1999 the Company was reincorporated in the State of Delaware.

         The Company was formed through the acquisition of certain software and other intangible assets from Sutton Group Financial Services ("Sutton") and Data Direct Holdings Ltd. ("DataDirect"). In consideration for the acquisition of these assets Sutton and Data Direct, two unrelated companies, at the time of the acquisition, each received 2,100,000 common shares (see Note 4).


2.       SIGNIFICANT ACCOUNTING POLICIES

         These financial statements have been prepared in accordance with the following significant accounting polices.

         (a)      Use of estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements and for the periods presented. Estimates are used for, but not limited to, accounting for doubtful accounts, amortization, income taxes, and contingencies. Actual results may differ from those estimates.

         (b)      Foreign currency translation

                  The Company is a Delaware corporation and considers the Canadian dollar to be the appropriate functional currency for the Company's operations because the majority of the Company's business is in Canada, denominated in Canadian dollars. Monetary assets and liabilities that are not denominated in Canadian dollars are translated at the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the period. Gains and losses on foreign currency transactions and translation are recorded in the statements of operations.

                  The Company periodically conducts a review in accordance with SFAS 52 to establish its functional currency.

         (c)      Research and development costs

                  All research and development costs are expensed when incurred.

E-XACT TRANSACTIONS LTD.
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
================================================================================

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (d)      Deferred share issue costs

                  Share issue costs incurred prior to the issuance of share capital are deferred and netted against the proceeds when the related shares are issued.

         (e)      Acquired software and intangibles

                  Costs related to acquired software for internal use are capitalized and are amortized on a straight-line basis over one year, the estimated period of benefit. Costs related to the acquisition of other rights are capitalized and are amortized on a straight-line basis in 1998, the estimated period of benefit. The Company evaluates the recoverability of its acquired software and intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimates of future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. No impairment in assets has been identified by the Company in the periods ended December 31, 1999 and 1998.

         (f)      Capital assets and amortization

                  Capital assets are recorded at cost and amortized over the estimated useful lives of the assets on the following basis:

                      Computer software        100% per annum declining balance
                      Computer equipment        30% per annum declining balance

                  The Company periodically evaluates the recoverability of its capital assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimates of future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. No impairment in assets had been identified by the Company in the periods ended December 31, 1999 and 1998.

         (g)      Revenue recognition

                  The Company's revenue is derived from the following sources:

                  (i)      Online transactions

                           Revenue from the setup, maintenance, and processing of online transactions is recognized when the services are performed, the amount of revenue is determinable and collectibility is reasonably assured.

E-XACT TRANSACTIONS LTD.
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
================================================================================

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (g)      Revenue recognition (continued)

                  (ii)     Web development

                           Revenue from services related to web development are recognized when the services are performed, the amount of revenue is determinable and collectibility is reasonably assured. Provision for estimated losses on contracts is recorded when identified.

         (h)      Stock-based compensation plans

                  As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has accounted for employee and directors stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and has made the pro forma disclosures required by SFAS No. 123 in Note 8.

                  SFAS No. 123, "Accounting for Stock-Based Compensation", requires the use of the fair value based method of accounting for stock options. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the vesting period. Where the Company issues options to individuals other than employees and directors deferred share-based compensation is recorded. These amounts are amortized as charges to operations, over the vesting period of the individual stock options.

         (i)      Income taxes

                  The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income taxes. This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

                  Deferred tax assets, if any, are recognized only to the extent that, in the opinion of management, it is more likely than not that the income tax assets will be realized.

         (j)      Basic and diluted loss per share

                  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

E-XACT TRANSACTIONS LTD.
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
================================================================================

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (k)      Comprehensive income

                  SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The company has no comprehensive income items, other than the net loss, in any of the periods presented.

         (l)      Business segments

                  SFAS No. 131, Disclosures about Segments of an Enterprises and Related Information, establishes standards for reporting, information about operating segments in annual financial statements. It also establishes standards for disclosures about products and services, geographic areas and major customers. Information related to SFAS No. 131 is contained in
                  Note 13.

         (m)      Recent accounting pronouncements

                  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Financial Accounting Standards Board have subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. The impact on the company's financial statements is not expected to be material.


3.       ACCOUNTS RECEIVABLE

         Accounts receivable are recorded net of a $5,000 allowance for doubtful accounts at December 31, 1999 (1998 - Nil).


4.       ACQUIRED SOFTWARE AND INTANGIBLES

                                           December 31,    December 31,
                                               1999            1998
                                           ------------    ------------
Acquired software and intangible           $     64,515    $     64,515
Accumulated amortization                        (64,515)        (40,257)
                                           ------------    ------------
                                           $         --    $     24,258
                                           ============    ============

E-XACT TRANSACTIONS LTD.
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
================================================================================

4.       ACQUIRED SOFTWARE AND INTANGIBLES (CONTINUED)

         Effective September 1, 1998, the Company entered into an agreement with Sutton Group Financial Services Ltd. ("Sutton"), a shareholder, under which the Company purchased all rights, title and interest in and to Version 2 of the E-xact Gateway software. The consideration paid for this asset, representing the costs incurred by Sutton in the development of this asset, consisted of 2,100,000 common shares at a deemed value of $32,515 (Note 8).

         At the same time, the Company entered into an agreement with DataDirect Holdings Inc. ("DataDirect"), a shareholder, under which the Company acquired intangible assets consisting of the development rights in and to Version 2 of E-xact Gateway software as well as certain rights and customer lists. The consideration for these intangibles, representing the costs incurred by DataDirect in the development of these assets of $16,000 for the software rights and $16,000 of other intangible assets, consisted of 2,100,000 common shares at a deemed value of $32,000 (Note
         8).

         The acquisition of the software and other intangible has been recorded at the carrying value in the accounts of the related party.


5.       CAPITAL ASSETS

                                                                  December 31,
                                  December 31, 1999                   1998
                     ------------------------------------------   ------------
                                    Accumulated      Net Book       Net Book
                         Cost       Amortization       Value          Value
                     ------------   ------------   ------------   ------------
Computer software    $     38,387   $     19,194   $     19,193   $         --
Computer equipment         56,369          8,897         47,472          2,069
                     ------------   ------------   ------------   ------------
                     $     94,756   $     28,091   $     66,665   $      2,069
                     ============   ============   ============   ============


6.       DUE TO SHAREHOLDERS

         The amounts due to shareholders are unsecured, non-interest bearing and are repayable under the Company's normal trade terms.

E-XACT TRANSACTIONS LTD.
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
================================================================================

7.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         The principal components of accounts payable and accrued liabilities were as follows:

                             December 31,   December 31,
                                1999           1998
                            ------------   ------------
Trade payables              $    297,975   $     17,446
Financing costs payable
                                 191,602             --
Other accrued liabilities
                                  49,081         15,285
                            ------------   ------------
                            $    538,658   $     32,731
                            ============   ============


8.       SHAREHOLDERS' EQUITY

         (a)      Authorized stock

                  The Company was initially incorporated on August 13, 1998 under the laws of British Columbia, Canada with 50,000,000 authorized common stock with no par value. On July 28, 1999 the Company was reincorporated in the State of Delaware.

                  The Company has authorized 50,000,000 common stock with a par value of $0.001 per share. As a result of the reincorporation and change to par value shares, $60,317 was reclassified from common stock to additional paid in capital.

         (b) On September 2, 1999 the Company's common stock were split, twenty-one thousand-for-one. All per share amounts of prior periods have been adjusted to reflect the split.

         (c)      Stock-based compensation plans

                  The Company has established a Share Option Plan (the "option plan") which provides for options to be granted by the Company to its directors, officers, employees and consultants of the Company and affiliated companies. The Company has reserved a maximum of 1,510,000 common shares for issuance under the plan. At the date options are granted, the exercise price for an option shall not be less than the then market price of the common shares of the Company. Options granted are subject to certain vesting requirements.

E-XACT TRANSACTIONS LTD.
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
================================================================================

8.       SHAREHOLDERS' EQUITY (CONTINUED)

         (c)      Stock-based compensation plans (continued)

                  A summary of the status of the Company's stock option plan as of December 31, 1999 and 1998 and changes during the periods ending on those dates is presented below:

                                                      1999                                       1998
                                     ---------------------------------------   ---------------------------------------
                                                               Weighted-                                Weighted-
                                                               average                                  average
                                                               exercise                                 exercise
                                          Common                price                Common               price
Options                                   shares            (U.S. dollars)           shares           (U.S. dollars)
----------------------------------   ------------------   ------------------   ------------------   ------------------
Outstanding at beginning
   of period                                         --   $               --                   --   $               --
   Granted                                      650,000                 1.00                   --                   --
   Exercised                                         --                   --                   --                   --
   Cancelled                                         --                   --                   --                   --
----------------------------------   ------------------   ------------------   ------------------   ------------------
Outstanding at end of period                    650,000   $             1.00                   --   $               --
----------------------------------   ------------------   ------------------   ------------------   ------------------


                  The following table summarizes information about stock options outstanding at December 31, 1999:

                                       Options Outstanding
---------------------------------------------------------------------------------------------------
                             Number                                                  Number
                          Outstanding               Weighted-Average               Exercisable
    Exercise            at December 31,                 Remaining                at December 31,
     Price                   1999                   Contractual Life                  1999
-----------------    ----------------------     -------------------------     ---------------------
     $1.00                  650,000                     5.0 years                    4,167

                  Under APB No. 25, because the exercise price of the Company's employee stock options generally equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

                  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", issued in October 1995, requires the use of the fair value based method of accounting for stock options. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the exercise period. During the periods ended December 31, 1999 and 1998, the Company issued no options to individuals other than employees and directors. SFAS 123, allows the Company to continue to measure the compensation cost of employee related stock options in accordance with APB 25. The Company has therefore adopted the disclosure-only provision of SFAS 123.

E-XACT TRANSACTIONS LTD.
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
================================================================================

8.       SHAREHOLDERS' EQUITY (CONTINUED)

         (c)      Stock-based compensation plans (continued)

                  Had compensation cost for the Company's share options granted to employees and directors been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123, pro forma net loss and net loss per share would have been as follows:

                                                 Year Ended
                                                December 31,
                                                    1999
                                                ------------
Net loss
   As reported                                  $ (1,115,630)
   SFAS No. 123 pro forma                            (13,469)
                                                ------------
Pro forma net loss                                (1,129,099)
                                                ------------
Loss per share
   As reported                                         (0.25)
   SFAS No. 123 pro forma                                 --
                                                ------------
Pro forma loss per share                        $      (0.25)
                                                ============


                  The weighted average Black-Scholes option pricing model value of options granted under the share option plan during the periods ended December 31, 1999 and 1998 were $0.26 and Nil per share, respectively. The fair value for these options was estimated at the date of grant using the following weighted average assumptions:

                                                 Year Ended
                                                December 31,
                                                    1999
                                                ------------

Assumption
Volatility factor of expected market price
   of the Company's shares                           5.3%
Dividend yield                                       0.0%
Weighted average expected life of stock options   3 years
Risk free interest rate                             6.55%

E-XACT TRANSACTIONS LTD.
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
================================================================================

8.       SHAREHOLDERS' EQUITY (CONTINUED)

         (d)      Warrants

                  On July 28, 1999, and amended January 18, 2000 and February 15, 2000, the Company entered into an agreement with Bolder Venture Partners ("BVP") to have BVP complete a financing plan which will include an initial private placement (b), an Initial Public Offering ("IPO") (c), and a Follow-On Placement. In partial consideration of BVP's services, the Company will issue BVP warrants to purchase 1,232,136 shares exercisable for a five year term from July 28, 1999. 225,000 of the Warrants were exercised at U.S. $0.25 per share on January 18, 2000. As these Warrants became exercisable on August 28, 1999, the Company has recorded the fair value of these warrants of $84,730 as a corporate finance fee in the year ended December 31, 1999. The remaining Warrants became exercisable or will be exercisable as follows:

                  (i) 557,136 of the Warrants became exercisable as of October 14, 1999 at a price of U.S. $1.00 per share;

                  (ii) 225,000 of the Warrants will be exercisable upon completion of the IPO at a price per share equal to the IPO price (estimated to be U.S. $1.00 per share); and

                  (iii) 225,000 of the Warrants will be exercisable immediately upon completion of the Follow-On Placement of not less than U.S. $3,000,000, at a price equal to the Follow-On private placement price.

                  The exercise price of all warrants increase by 15% in each of the second, third, fourth and fifth years of the term of the Warrants.

                  The 225,000 Warrants exercised January 18, 2000 were not contingent on obtaining financing and therefore have been accounted for as a compensatory finance fee equal to the fair market value of the shares on August 28, 1999 less the option price which amounted to $84,730. The remaining tranches will be accounted for in a similar manner except any difference between the fair value and the option price will be offset against share capital as receiving the warrants is contingent on raising the applicable capital. On October 14, 1999, 557,136 Warrants became exercisable on completion of a private placement. These warrants had a fair value of $206,484 and were recorded as an additional cost of raising the applicable capital. Under the agreement, BVP agreed to serve as corporate and financial advisors to the Company for a period of twelve months, commencing July 1, 1999 at a rate of U.S. $10,000 per month.

E-XACT TRANSACTIONS LTD.
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
================================================================================

9.       FINANCIAL INSTRUMENTS

         (a)      Fair value

                  The carrying values of cash, accounts receivable, deposits, accounts payable and accrued liabilities and amounts due to shareholders, as reflected in the balance sheet, approximate their respective fair values as at December 31, 1999 and 1998 because of the demand or short-term maturity of these instruments.

         (b)      Credit risk and economic dependence

                  Financial instruments which potentially subject the Company to credit risk consist of bank deposits and accounts receivable. Cash is deposited with high credit quality financial institutions. Accounts receivable consist of amounts receivable from trade and other receivables. The Company does not require collateral or other security to support accounts receivable and bad debt experience has not been significant.

                  The Company is subject to credit risk as it earns revenue from a limited number of customers. During the year ended December 31, 1999 - $86,797 (period from inception August 13, 1998 to December 31, 1998 - $22,135) of revenue was derived from a single customer. As at December 31, 1999 accounts receivable included $48,130 (December 31, 1998 - $5,408) due from a single customer.

         (c)      Foreign exchange risk

                  The Company undertakes certain transactions in US dollars and as such is subject to risk due to fluctuations in exchange rates. The Company does not use derivative instruments to reduce exposure to foreign exchange risk.


10.      RELATED PARTY TRANSACTIONS

         Related party transactions not otherwise disclosed in these financial statements include:

         (a) During the year ended December 31, 1999 the Company paid consulting fees of $181,784 (period from inception August 13, 1998 to December 31, 1998 - Nil) to a corporate shareholder for research, development and computer services.

         (b) As at December 31, 1999 accounts payable and accrued liabilities include $62,846 (December 31, 1998 - $6,499) due to a corporate shareholder for operating costs paid on its behalf.

E-XACT TRANSACTIONS LTD.
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
================================================================================

11.      COMMITMENTS

         Future minimum operating lease payment for premises and equipment leases for the years ending December 31 are due as follows:

                                         December 31,          December 31,
                                            1999                  1998
                                         ----------            ----------
         2000                            $  130,957            $   36,366
         2001                                43,141                28,047
         2002                                36,827                     -
         2003                                 5,259                     -
         2004                                 1,315                     -
                                         ----------            ----------
                                         $  217,499            $   64,413
                                         ==========            ==========


12.      INCOME TAXES

         Income tax expense for the periods ended December 31, 1999 and 1998 was as follows:

                                                           From Inception on
                                            Year Ended      August 13, 1998
                                            December 31,    to December 31,
                                                1999             1998
                                           --------------   --------------
Current                                    $      149,000   $           --
Deferred (recovery)                                    --               --
                                           --------------   --------------
                                           $      149,000   $           --
                                           ==============   ==============

E-XACT TRANSACTIONS LTD.
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
================================================================================

12.      INCOME TAXES (CONTINUED)

         The reported income tax provision differs from the amount computed by applying the Canadian basis statutory rate to the loss before income taxes. The reasons for this difference and the related tax effects are as follows:

                                                                               From Inception on
                                                                Year Ended      August 13, 1998
                                                                December 31,    to December 31,
                                                                    1999             1998
                                                               ------------     ------------
Statutory tax rate (1999:United States; 1998: Canada)                    35%              45%
Expected income tax (recovery)                                 $   (338,320)    $    (23,494)
Foreign tax rate differences                                        (70,006)              --
Losses producing no current tax benefit                             215,100           23,494
Benefit of prior year losses (recognized)                           (23,494)              --
Foreign taxes on redomocile of Company                              365,720               --
                                                               ------------     ------------
                                                               $    149,000     $         --
                                                               ============     ============


         On July 28, 1999, the Company was reincorporated in the State of Delaware. This event resulted in a deemed tax year end and a taxable gain for Canadian tax purposes, based on the excess of the fair market value of the Company's assets over their related tax cost. Accordingly, a provision for the Canadian taxes on the estimated taxable gain has been recorded, which has been partially eliminated by the use of available current tax losses in Canada.

         Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                               December 31,    December 31,
                                                                   1999            1998
                                                               ------------    ------------
Deferred income tax assets
   Book tax base difference in assets                          $    100,880    $         --
   Net operating tax loss carry forwards                            215,100          23,494
   Valuation allowance for deferred income tax asset               (315,980)        (23,494)
                                                               ------------    ------------
   Net deferred income tax assets                                        --              --
                                                               ------------    ------------
Deferred income tax liabilities                                $         --    $         --
                                                               ============    ============


         Due to the uncertainty surrounding realization of the deferred income tax assets, the Company has 100% valuation allowance against its future income tax assets. The net change in the total valuation allowance for the periods ended December 31, 1999 and 1998 was a provision of $242,486 and $23,494, respectively.

E-XACT TRANSACTIONS LTD.
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
================================================================================

12.      INCOME TAXES (CONTINUED)

         As of December 31, 1999, the Company has tax loss carry forwards of approximately $614,000 in U.S. tax losses available to reduce future years' income for tax purposes. The U.S. tax loss carry forwards expire in 2019.


13.      SEGMENTED INFORMATION

         The Company operates in one segment - electronic commerce services.

         The Company attributes revenue among geographical areas based on the location of the customers. All revenues are derived in Canada. Long-lived assets include capital assets and are located in Canada.

         The Company's customer sales concentration is discussed in Note 9(b).


14.      SUBSEQUENT EVENTS

         Subsequent to December 31, 1999, the Company:

(a)      amended its agreement with Bolder Venture Partners (Note 8(d));

(b) approved and issued options to purchase 763,300 shares of common stock at US$1.00 per share, expiring five years from the effective date of the Company's prospectus (Note 14(c));

         (c) received a US$250,000 loan from Canaccord with interest at prime plus 5% repayable on demand, secured by the proceeds of an offering (Note 14(d)); and

         (d) completed an initial public offering on March 22, 2000 covering the sale of 2,250,000 common shares for gross proceeds of U.S. $2,250,000.

                  In conjunction with this filing, the Company entered into a Sponsorship Agreement with Canaccord Capital Corporation ("Canaccord"). Under the Sponsorship Agreement, the Company has agreed to pay Canaccord a sponsorship fee of U.S. $10,000, an administrative fee of Cdn $4,000 and an agent's commission of 7.5% of the gross proceeds. In addition, Canaccord has been granted a warrant to acquire up to 225,000 shares at a price of U.S. $1.00 per share, plus 75,000 common shares as a corporate finance fee.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are listed below. Directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Executive officers are elected by the Board of Directors and hold office until their successors are elected and qualified. The Board of Directors have established a compensation(a) and an audit (b) committee and the following are members of the respective committees.

Name                               Age        Positions
----                               ---        ---------
Ted Henderson(b)                    38        President, Chief Executive Officer, and
                                              Director
Peter Fahlman                       35        Vice President Business Development and
                                              Director
Edmund Shung                        45        Chief Financial Officer
Lance Tracey(a)(b)                  53        Director
Dieter Heidrich(a)                  60        Director
Cliff Mah(a)                        34        Director
Paul MacNeill(b)                    45        Director


BIOGRAPHICAL INFORMATION

         Ted Henderson - Mr. Henderson, is the Company's President, Chief Executive Officer and Director of the Company since October 4, 1999. Prior to that he was Vice President of Business Development from February 1999 to September 1999; General Manager from October 1997 to February 1998, and a director of Corporate Development from October, 1996 to October, 1997 at Centrobe (an EDS company), a provider of end-to-end electronic business solutions. Prior to that he was Director of Business Operations at Echostar Communications Corporation from April, 1995 to September, 1996, a publicly held digital broadcast satellite communications manufacturing, distribution, and service provider. Prior to that he was Senior Vice President and Chief Financial Officer at Key Investments, Inc.(a Key Corp company), from September, 1992 to March, 1995, a financial services company.

         Peter Fahlman - Mr. Fahlman, has been Vice President Business Development and a Director of the Company since September 1998. Mr Fahlman was a partner in Data Direct Consulting Services, an internet software development company, since November, 1997; prior to that he was President of Prophase Development Corp., an online print services company, from May 1996 to December 1997; prior to that he was a consultant to Cybernet Technologies, from September 1995 to April 1996; prior to that he was a partner in Hyper Sound Recording, a high-tech music retail operation located in Vernon, British Columbia from May 1989 to January 1996.

         Lance Tracey - Secretary and a director of the Company since September 1, 1998; President of Code Marketing Ltd. since January 1990; President and Director of Sutton Group Realty Services Inc. from January 1986 to present. President of I.D. Internet Direct Ltd. from January 1993 to January 1999.

         Dieter Heidrich - Managing Director of Opus Capital, LLP, a Boulder, Colorado venture capital company, since October 1993 and a Director of the Company since September 1, 1998. Prior to that he was a general partner with Weiss, Peck, and Greer Venture Partners from October 1986 to October 1993

         Cliff Mah - Director of the Company since September 1, 1999. Partner with Bolder Venture Partners, LLC, a venture capital company, since June 1999. Prior to joining Bolder Venture Partners, he was an investment banker at Canaccord from November 1998 to May 1999 and at C.M. Oliver and Company from October 1996 to November 1998. Prior to that he became, through two leverage buy-outs, the President and controlling shareholder of Canadian Neon Ltd., a Vancouver based manufacturing company, in 1992 and Northwest Signs Ltd., a Seattle, Washington based manufacturing company, in 1993.

         Paul C. MacNeill - Partner with Campney & Murphy, Barristers and West Vancouver, B.C. Solicitors, since 1981 and a Director of the Company since September 1, 1999.

         Edmund Shung - Chief Financial Officer of the Company since November, 1998. Mr. Shung is currently a part-time independent contractor to the Company. Mr. Shung devotes 25% of his time to the Company and has served the Company in this capacity since November 1998. Mr. Shung has been the Chief Financial Officer and Controller of Sutton Group Financial Services Ltd., a technology based real estate franchise company, since December 1995. Prior to that he was President of Totemcolor Film Labs Ltd., a photo processing facility, from October, 1991 to November, 1995.

Other Associations

         During the past five years, the principals of the Company have served as principals of the following reporting issuers during the periods and in the capacities noted below:


PRINCIPAL                REPORTING ISSUER                                     CAPACITY                      PERIOD
-------------------      -----------------------------------------------      ------------------------      -------------------
Lance Tracey             Sutton Group Financial Services Ltd.                 Director                      01/87 - present
                         ID Internet Direct Ltd.                              Director and Officer          01/93 - present
                         dba Telecom Corp.                                    Director                      07/92 - 01/96

Paul C.                  America Mineral Fields Inc.                          Director                      03/98 - present
MacNeill                 Anaconda Uranium Corp.                               Director                      12/97 - present
                         Axion Communications Inc.                            Director                      08/96 - present
                         Consolidated Firstfund Capital Corp.                 Secretary                     09/92 - 06/95
                         Diagem International Resource Corp.                  Director                      12/97 - present
                         Jordex Resources Inc.                                Secretary                     04/98 - present
                         Minefinders Corporation Inc.                         Director                      05/95 - present
                         Minefinders Corporation Inc.                         Secretary                     07/95 - present
                         Prospex Mining Inc.                                  Director                      10/93 - 06/99
                         Unique Broadband Systems Inc.                        Director                      07/97 - present
                         Unique Broadband Systems Inc.                        Secretary                     07/97 - 08/97

ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth information regarding compensation paid during the past three fiscal years to the Company's Chief Executive Officer:

                           SUMMARY COMPENSATION TABLE

                                                                                                        Long Term
                             Annual Compensation                    Awards                         Compensation Payouts
                         ---------------------------  --------------------------------------     -----------------------
       (a)                (b)     (c)          (d)       (e)         (f)            (g)            (h)          (i)
                                                                                 Securities
                                                       Other     Restricted      Underyling
Name and Principal                                     Annual      Stock        Option/SAR's       LTIP       All Other
Position                 Year  Salary($)   Bonus ($)  Comp ($)   Awards ($)         (#)          Payouts    Compensation
--------                 ----  ---------   ---------  --------   ----------     ------------     -------    ------------
Ted Henderson(1)         1999  US $27,699       $0         $0          $0             $0              $0           $0
  President and CEO      1998  $0               $0         $0          $0             $0              $0           $0
                         1997  $0               $0         $0          $0             $0              $0           $0
Peter Fahlman(2)         1999  Cdn.$7,500       $0         $0          $0             $0              $0           $0
  Interim President a    1998  $0               $0         $0          $0             $0              $0           $0
     CEO                 1997  $0               $0         $0          $0             $0              $0           $0


-------

(1)      Mr. Henderson joined the Company on October 4, 1999.

(2) Mr. Fahlman has served as the acting Chief Executive Officer while the Company conducted a search for permanent chief executive officer. Mr. Fahlman served in this capacity from August 13, 1998 to October 4, 1999, at which time he was replaced by Mr. Henderson. Mr. Fahlman did not receive any compensation for his service as CEO.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         Prior to the adoption of the Stock Option Plan described below, no stock options were ever granted to or exercised by executive officers of the Company.

         On October 14, 1999, the Board of Directors adopted a stock option plan (the "Plan"), which provides for incentive stock options and non-statutory options to be granted to officers, employees, directors and consultants to the Company. The exercise price of each stock option granted shall not be less than the average closing price of the common stock of the Company listed on the CDNX for the ten trading days preceding the date the stock options are granted. The options granted pursuant to the Plan shall vest according to the terms set forth in each particular grant. A period of at least two years of continuous service by the optionee to the Company is required before the stock option shall be 100% vested. The term of the options cannot exceed five years. Options to purchase up to 1,510,000 shares of the Company's common stock may be granted under the Plan. As of March 18, 2000, options to purchase 1,413,300 shares of the Company's common stock had been granted under the Plan.

        In the fiscal year ending December 31, 1999, stock options were granted as follows:


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Number of              % of Total
                                 Shares              Options Granted
                               Underlying            to Employees in            Exercise               Expiration
         Name                Options Granted           Fiscal Year                Price                   Date
         ----                ---------------           -----------                -----                   ----
Ted Henderson                  500,000(1)                  45%               US $1.00/share              1/12/03
Peter Fahlman                   75,000(2)                  7%                US $1.00/share              1/12/03

---------------
(1) Includes options granted in consideration of Mr. Henderson services as a director of the Company. 25,000 options vested for the fiscal year ended December 31, 1999 in consideration for his board services. The remaining 475,000 options held vest as follows:7/36 vest on April 1, 2000 and 1/36 a month vest thereafter until fully vested.

(2) Includes options granted in consideration of Mr. Fahlma s services as a director of the Company. 25,000 options vested for the fiscal year ended December 31, 1999 in consideration for his board services. The remaining 50,000 options held vest as follows: 1/36 a month vest in April 2000 and thereafter until fully vested.

            AGGREGATED OPTION/SAR EXERCISES FY-END OPTION/SAR VALUES

        (a)                         (b)           (c)                      (d)                               (e)
                                                                                                     Value of Unexercised
                                   Shares                     Number of Securities Underlying          In-the Money Options/
                                 Acquired on      Value    Unexercised Options/SARs at FY-End(#)       SARs at FY-End (#)
Name                              Exercise      Realized        Exercisable/Unexercisable          Exercisable/Unexercisable (1)
----                              --------      --------        -------------------------          -----------------------------
Ted Henderson
     President & CEO                -0-           -0-
     Unexercisable                                                        369,444(1)                            $0
     Exercisable                                                          130,556                               $0


Peter Fahlman
     Interim President & CEO        -0-           -0-
     Unexercisable
     Exercisable                                                           43,056(1)                            $0
                                                                           31,944                               $0


-------

(1) The year-end value represents the difference between the option exercise prices US $1.00 and the current private value of US $1.00 resulting in no value being assigned to the options. No public market exists for the Company's common stock on December 31, 1999.

     Compensation of Directors. The directors of the Company are not currently compensated for serving as directors, each director has been granted an option to purchase 75,000 shares of Common Stock at US $1.00 per share. 25,000 shares vested on January 12, 2000 and 25,000 will on each anniversary date through 2002. Outside director's travel expenses are reimbursed by the Company. Mr. Henderson and Mr. Fahlman receive compensation as officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth, as of March 29, 2000 the number of shares of the Company's Common Stock beneficially owned by (a) owners of more than five percent of the Company's outstanding Common Stock who are known to the Company and (b) the Directors of the Company, individually, and the Executive Officers and Directors of the Company as a group, and (c) the percentage of ownership of the outstanding Common Stock represented by such shares. The security holders listed below are deemed to be the beneficial owners of shares of Common Stock underlying options and warrants which are exercisable within 60 days from the above date.

                                                                             AMOUNT AND NATURE
                                                                                OF BENEFICIAL              PERCENT OF
   NAME AND ADDRESS OF BENEFICIAL OWNER                                           OWNERSHIP                  CLASS

Ted Henderson, President and Chief Executive                                      180,556(1)                  2.10%
Officer, and a Director
143 Union Blvd, Ste 850
P.O. Box 38
Lakewood, CO 8465



Peter Fahlman, Vice President of Business
Development and a Director..................................                      771,944(2)                  9.10%

Cliff Mah, Director.........................................                      265,714(3)                  3.14%
  1450 Creekside Dr, Suite 800
 Vancouver, BC V6J 5B3

Paul MacNeill, Director.....................................                       57,000(4)                   .67%
  1111 West Georgia Street, Suite 2100
 Vancouver, BC V6J 5B3

Lance Tracey, Director......................................                      614,713(5)                  7.26%
555 West Hastings Street, Suite 1610
 Vancouver, BC V6H 4N6

Dieter Heidrich, Director...................................                      265,000(6)                  3.13%
230 Green Rock Drive
Boulder, CO 80302

Robert Roker ...............................................                      706,944(7)                  8.36%
555 West Hastings Street, Suite 1610
 Vancouver, BC V6H 4N6

Brian Archer ...............................................                      356,944(8)                  4.22%
555 West Hastings Street, Suite 1610
 Vancouver, BC V6H 4N6

Scott Shaw .................................................                      555,363(9)                  6.57%
555 West Hastings St, Suite 1628
 Vancouver, BC V6B 4N6

Daryl Yurek ................................................                      724,282(10)                 8.57%
1327 Spruce Street, Suite 300
Boulder, CO 80302

Acacia Management Services .................................                      700,000(11)                 8.29%

All Directors and Executive Officers as a group.............                    2,172,621(12)                 24.7%



------------------------

(1)  Includes 130,556 options exercisable presently or within 60 days.

(2) Includes 31,944 options exercisable presently or within 60 days. 40,000 of these shares are held in the name of Michelle Fahlman, Mr. Fahlman's wife. The remaining shares are beneficially owned through a 40% ownership by Mr. Fahlman of DataDirect Holdings, Inc. which owns 1,750,000 shares of the Company.

(3) Includes 25,000 options exercisable presently or within 60 days and 22,500 shares and 78,214 warrants held by Bolder Venture Partners, LLC of which Mr. Mah is a 10% partner

(4) Includes 25,000 options exercisable presently or within 60 days and 32,000 shares held in the name of Mr. MacNiell's wife.

(5) Includes 25,000 options exercisable presently or within 60 days, 20,000 shares held in the name of Mr. Tracey's wife and 210,613 shares represented by a 12.035% ownership interest of Sutton Group Financial Services controlled by his wife. The remaining shares are beneficially owned through Mr. Tracey's ownership of 20.52% of Sutton Group Financial Services Ltd., which owns 1,750,000 shares of the Company.

(6) Includes 25,000 options exercisable presently or within 60 days, 80,000 of the shares are held jointly by Mr. Heidrich and his wife. 160,000 shares are owned by Opus Capital Fund, LLC of which Mr. Heidrich is a general partner and manager of the fund giving beneficial ownership to Mr. Heidrich.

(7) Includes 6,944 options exercisable presently or within 60 days. The remaining shares are beneficially owned through a 40% ownership by Mr. Roker of DataDirect Holdings, Inc. which owns 1,750,000 shares of the Company.

(8) Includes 6,944 options exercisable presently or within 60 days. The remaining shares are beneficially owned through a 20% ownership by Mr. Archer of DataDirect Holdings, Inc. which owns 1,750,000 shares of the Company.

(9) Mr. Shaw owns 19.7% of Sutton Group Financial Services, Ltd. which owns 1,750,000 of the Company's common stock giving Mr. Shaw beneficial ownership to these shares and 210,613 shares represented by a 12.035% ownership interest of Sutton Group Financial Services controlled by his wife.

(10) Includes 135,000 shares and 469,282 warrants held by Bolder Venture Partners, LLC of which Mr. Yurek is a 60% partner.

(11) These shares were transferred by Sutton Group Financial Services Ltd. and DataDirect Holdings Inc. in January 2000

(12) Includes 348,408 options exercisable presently or within 60 days.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The Company has entered into transactions with its officers and directors, and with principal shareholders listed in Item 11 or affiliated entities as described below.

             EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
                         CHANGE-IN-CONTROL ARRANGEMENTS.

           Ted Henderson -On September 16, 1999 the Company and Mr. Henderson, the President and Chief Executive Officer and a director of the Company, entered into an employment agreement that extends for a twelve month period commencing on September 16, 1999. The agreement shall automatically renew for a successive twelve month period unless the Company provides written notice sixty days prior to the expiration of this term. Under the terms of the agreement, the Company will pay to Mr. Henderson the sum of US $9,1667 per month. Additionally, the Company will pay the premium for a one million dollar term life insurance policy with half the benefits going to the heirs and half going to the company. If Mr. Henderson is terminated without cause or if the Company elects not to renew the agreement, the options to purchase common shares of the Company granted under the Henderson Letter Agreement shall vest immediately and Mr. Henderson will be paid a lump sum separation amount equal to 6 months salary and a pro rated bonus. In addition, Mr. Henderson was granted incentive stock options to acquire 500,000 shares of the Company's common stock at a price of US $1.00 per share for a period of four years. The options vest over a thirty-six month period as follows: 7/36 of the options will vest in April 2000 and 1/36 of the options will vest each month thereafter. Mr. Henderson is also eligible to receive incentive pay equal to 50% of his annual salary based on objectives agreed by Mr. Henderson and the Company's Board of Directors.

           Peter Fahlman -On November 26, 1999 the Company and Mr. Fahlman, the Vice President of Business Development and a director of the Company, entered into an employment agreement commencing on November 26, 1999. Under the terms of the agreement, the Company will pay to Mr. Falhman the sum of Cdn. $7,500 per month. In addition, Mr. Fahlman was granted incentive stock options to acquire 50,000 shares of the Company's common stock at a price of US $1.00 per share for a period of five years. The options vest over a thirty-six month period as follows: 1/36 of the options will vest in upon signing of the agreement and 1/36 of the options will vest each month thereafter. The options vest immediately if Mr. Falhman terminations for good reason or is terminated without cause. In his capacity as a director of the Company, Mr. Fahlman was subsequently granted stock options to acquire an additional 25,000 common shares at US $1.00 per share which stock options vested immediately.

Other Employment Agreements

           The Company has entered into employment agreements with two other employees with a range of salary levels and benefits. The employment agreements have no fixed term. The agreements salary levels ranging from Cdn. $5,000 to Cdn. $7,500 per month. The employees under these agreements have received incentive stock options to purchase between 50,000 shares of the Company's common stock at exercise prices of US $1.00 per share. Certain of the employment agreements also contain twelve month non-competition and confidentiality provisions, and provide for the immediate vesting of all stock options and six months severance pay in the event the agreement is terminated by the employee as a result of a failure by the Company to pay an amount due to the employee under the agreement, or if the agreement is terminated by the Company without cause.

           The Company and executives of the Company have entered into confidentiality agreements that include non-confidential and non-disclosure provisions with respect to confidential information obtained by the executives in the course of their employment with the Company.

RELATED PARTIES

Consulting Agreement

           The Company is party to a consulting agreement (the "Consulting Agreement") with Bolder Venture Partners L.L.C. ("Bolder") made July 28, 1999 and amended on February 15, 2000. Bolder Venture Partners is a limited liability company incorporated under the laws of the State of Colorado and is owned 10% by Cliff Mah, a director of the Company and is owned 60% by Daryl Yurek.

           Under the terms of the Consulting Agreement, Bolder agrees to provide consulting services to the officers of the Company relating to matters of corporate development, strategic planning, raising of capital and other financial matters, and to assist with certain private placements and public offerings of the Company's securities, including this offering. In consideration of these services, the Company agreed to pay Bolder Venture Partners a monthly retainer of US $10,000, and purchase warrants to acquire up to 1,232,136 shares of the Company's common stock for a period of five years from July 28, 1999. The remaining warrants will be exercisable as follows:

          o 225,000 of the warrants at US $0.25 per share on July 28, 1999 were exercised;

          o    557,136 at US $1.00 per share as amended on February 15, 2000;

          o    225,000 at US $1.00 per share upon completion of this offering;
               and

          o 225,000 at a price per share equal to the price per share under a future private placement of not less than US $3,000,000, if such a private placement is made.

           The exercise price of all of the Warrants referred to herein will increase by 15% in each of the second, third, fourth and fifth year of the term of the share purchase warrants until exercised. The term of the Consulting Agreement ends on June 30, 2000.

DataDirect Holdings, Inc.

           In 1997, Mr. Fahlman formed DataDirect and DataDirect Consulting Services with Robert Roker and Brian Archer. DataDirect is owned 60% by Mr. Fahlman and 40% by Robert Roker. In 1998, a joint venture was established between DataDirect and the Sutton Group, which became E-xact. Under a management agreement dated April 15, 1999 between DataDirect, Peter Fahlman, Robert Roker, and the Company, the Company retained DataDirect to provide certain management services including services to the ongoing development of the Company's software. The term of the agreement commenced April 15, 1999 and continued through November 30, 1999 at which time it was terminated. The Company paid DataDirect a monthly fee of Cdn. $20,000 per month plus G.S.T. (goods and services tax).

Sutton Group Financial Services Ltd.

           The Company has had accounts payables and accrued liabilities due to Sutton Group Financial Services Ltd. for operating costs paid by Sutton on behalf of the Company from time to time. The maximum amount ever due to Sutton was approximately Cdn. $41,000. As of December 31, 1999 all amounts owed by the Company to Sutton have been paid in full. Sutton Group is 27% beneficially owned by Lance Tracy and 26% beneficially owned by Scott Shaw.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBITS. The following Exhibits are filed herewith or have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein:


EXHIBIT
NUMBER        DESCRIPTION OF EXHIBIT
-------       ----------------------
3.1           Certificate of Domestication of E-xact Transactions Ltd.*

3.2           Certificate of Incorporation of E-xact Transactions Ltd.*

3.3           Bylaws*

10.1 Amended Sponsorship Agreement dated January, 2000 between E-xact Transactions Ltd., Inc. and Canaccord Capital Corporation*

10.2 Lease dated April 22, 1999 between Harbour Centre Complex Limited as attorney- in-fact for Lord Realty Holdings Limited and Privest Properties Ltd. (Landlord) and E-xact Transactions Ltd.*

10.3          Stock Option Plan*

10.4 Letter Agreement dated September 16, 1999 between E-xact Transactions Ltd. And Ted Henderson.*

10.5 Letter Agreement dated July 28, 1999 between E-xact Transactions Ltd. And Bolder Venture Partners, LLC.*

10.6 Management Agreement dated April 15, 1999 between DataDirect Holdings, Inc. and Peter Fahlman, and Robert Roker, and E-xact Transactions Ltd.*

10.7 Form of Employment Agreement executed between E-xact Transactions Ltd. and each of Peter Fahlman, Robert Roker and Brian Archer**

10.8 Confidentiality Agreement dated December 10, 1999 between E-xact Transactions Ltd. and Ted Henderson**

10.9 Amended Letter Agreement dated January 18, 2000 between E-xact Transactions Ltd. and Bolder Venture Partners, LLC.***

10.1 Agency Agreement Amendment dated January 19, 2000 between E-xact Transactions Ltd. and Canaccord Capital Corporation.***

10.11 Sublease Agreement dated December 14, 1999 between E-xact Transactions Ltd. and Kinder Morgan, Inc.***

27            Financial Data Schedule

---------------------
      *     Filed with Registration Statement on Form SB-2 filed October 22,
            1999.
      ** Filed with Registration Statement on Amendment No. 1 to Form SB-2 filed December 22, 1999.
      *** Filed with Registration Statement Amendment No. 2 to Form SB-2 filed February 8, 2000.
      **** Filed with Registration Statement Amendment No. 3 to Form SB-2 filed February 11,2000.

     b) Reports on Form 8-K. During the last quarter of the period covered by this report, the Company filed reports on Form 8-K as listed below.

           None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     E-xact Transaction Ltd.

Date: April 14, 2000                                 By:  /s/ Ted Henderson
--------------------                                    -------------------
                                                           Ted Henderson
                                                           President and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signatures                       Title                                    Date
         ----------                       -----                                    ----
 /s/ Peter Fahlman                        Vice President and                 April 14, 2000
------------------------------------
Peter Fahlman                             Director

 /s/ Edmund Shung                         Chief Financial Officer            April 14, 2000
------------------------------------
Edmund Shung

 /s/ Lance Tracey                         Director                           April 14, 2000
------------------------------------
Lance Tracey


                                          Director
-----------------------------------
Dieter Heidrich

 /s/ Clifford Mah                         Director                           April 14, 2000
------------------------------------
Clifford Mah

                                          Director
------------------------------------
Paul MacNeill

                                 EXHIBIT INDEX


EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
3.1           Certificate of Domestication of E-xact Transactions Ltd.*

3.2           Certificate of Incorporation of E-xact Transactions Ltd.*

3.3           Bylaws*

10.1 Amended Sponsorship Agreement dated January, 2000 between E-xact Transactions Ltd., Inc. and Canaccord Capital Corporation*

10.2 Lease dated April 22, 1999 between Harbour Centre Complex Limited as attorney-in-fact for Lord Realty Holdings Limited and Privest Properties Ltd. (Landlord) and E-xact Transactions Ltd.*

10.3          Stock Option Plan*

10.4 Letter Agreement dated September 16, 1999 between E-xact Transactions Ltd. And Ted Henderson.*

10.5 Letter Agreement dated July 28, 1999 between E-xact Transactions Ltd. And Bolder Venture Partners, LLC.*

10.6 Management Agreement dated April 15, 1999 between DataDirect Holdings, Inc. and Peter Fahlman, and Robert Roker, and E-xact Transactions Ltd.*

10.7 Form of Employment Agreement executed between E-xact Transactions Ltd. and each of Peter Fahlman, Robert Roker and Brian Archer**

10.8 Confidentiality Agreement dated December 10, 1999 between E-xact Transactions Ltd. and Ted Henderson**

10.9 Amended Letter Agreement dated January 18, 2000 between E-xact Transactions Ltd. and Bolder Venture Partners, LLC.***

10.1 Agency Agreement Amendment dated January 19, 2000 between E-xact Transactions Ltd. and Canaccord Capital Corporation.***

10.11 Sublease Agreement dated December 14, 1999 between E-xact Transactions Ltd. and Kinder Morgan, Inc.***

27            Financial Data Schedule

---------------------
      *     Filed with Registration Statement on Form SB-2 filed October 22,
            1999.
      ** Filed with Registration Statement on Amendment No. 1 to Form SB-2 filed December 22, 1999.
      *** Filed with Registration Statement Amendment No. 2 to Form SB-2 filed February 8, 2000.
      **** Filed with Registration Statement Amendment No. 3 to Form SB-2 filed February 11,2000.