Form 10QSB
period 2000-03-31
E XACT TRANSACTIONS LTD
filed 2000-05-22
CIK 1096781

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                                  ------------------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 333-89561



                            E-XACT TRANSACTIONS, LTD
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      98-0212722
    (State of Incorporation)                   (IRS Employer Identification No.)

143 UNION BOULEVARD, SUITE 850, P.O. BOX 38         LAKEWOOD, COLORADO 80228
 (Address of principal executive offices)           (City, state, zip code)


       Registrant's telephone number, including area code: (303) 716-7090

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No
                                     ---    ---

Transitional Small Business Disclosure format (check one):

                                  Yes     No X
                                     ---    ---

The number of shares outstanding of the Registrant's $0.001 par value common stock on May 22, 2000 was 8,447,000.

                               Page 1 of 15 Pages

                            E-XACT TRANSACTIONS, LTD
                                   FORM 10-QSB
                                TABLE OF CONTENTS



   PART I.        FINANCIAL INFORMATION                                                 PAGE
                                                                                        ----

     Item 1.      Balance Sheets - March 31, 2000 and December 31, 1999                    3

                  Statements of Operations - Three Months Ended
                  March 31, 2000 and 1999                                                  4

                  Statement of Stockholders' Equity - March 31, 2000                       5

                  Statements of Cash Flows - Three Months Ended
                  March 31, 2000 and 1999                                                  6

                  Notes to Financial Statements                                            7 - 9

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               10 - 15


  PART II.        OTHER INFORMATION

     Item 1.      Legal Proceedings                                                       16

     Item 2.      Changes in Securities                                                   16

     Item 3.      Defaults Upon Senior Securities                                         16

     Item 4.      Submission of Matters to a Vote of Security Holders                     16

     Item 5.      Other Information                                                       16

     Item 6.      Exhibits and Reports on Form 8-K                                        16

                  Signature                                                               17


                            E-XACT TRANSACTIONS, LTD

                                 BALANCE SHEETS
                         (Expressed in Canadian Dollars)

                                     ASSETS


                                                                 March 31,       December 31,
                                                                   2000             1999
                                                               -------------    -------------
                                                                (Unaudited)
Current assets:

Cash and cash equivalents (Note 2)                             $   2,662,916    $     442,639
Accounts receivable, net (Note 3)                                    146,237          118,897
Prepaid expenses and deposits                                         53,130            6,296
                                                               -------------    -------------

Total current assets                                               2,862,283          567,832

Non-current assets:

Deferred share issue costs                                                --          257,964
Capital assets (Note 4)                                              173,046           66,665
                                                               -------------    -------------
Total assets
                                                               $   3,035,329    $     892,461
                                                               =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Current liabilities:
     Accounts payable and accrued liabilities (Note 5)         $     745,565    $     538,658
     Income taxes payable                                             25,000          149,000
                                                               -------------    -------------

Total current liabilities                                            770,565          687,658
                                                               -------------    -------------

Stockholders' equity:
     Common stock (Note 7)                                             8,447            5,897
     Additional paid-in capital                                    4,097,886
                                                                                    1,366,744
     Accumulated deficit                                          (1,841,569)      (1,167,838)
                                                               -------------    -------------


Total stockholders' equity                                         2,264,764          204,803
                                                               -------------    -------------
Total liabilities and stockholders' equity                     $   3,035,329    $     892,461
                                                               =============    =============


   The accompanying notes are an integral part of these financial statements.

                            E-XACT TRANSACTIONS, LTD

                            STATEMENTS OF OPERATIONS
                         (Expressed in Canadian Dollars)
                                   (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                             ----------------------------------
                                                   2000               1999
                                             ---------------    ---------------

REVENUES:
     Online transactions                     $        77,010    $        14,066
     Web development                                      --              9,907
                                             ---------------    ---------------

Total revenue                                         77,010             23,973
                                             ---------------    ---------------
COST OF SALES                                         18,807              3,902
                                             ---------------    ---------------

GROSS MARGIN                                          58,203             20,071
                                             ---------------    ---------------

EXPENSES:
     General and administrative                      363,981              3,098
     Operations                                       60,917                 --
     Sales and marketing                             174,328              1,258
     Research and development                        230,458             27,063
                                             ---------------    ---------------

Total expenses                                       829,684             31,419
                                             ---------------    ---------------

OPERATING LOSS                               $      (771,481)   $       (11,348)
                                             ===============    ===============

OTHER INCOME (EXPENSES):
     Interest income                         $         3,917    $            --
     Foreign exchange gain (loss)                    (30,167)                --
                                             ---------------    ---------------
Total other income (expenses)                        (26,250)                --
                                             ---------------    ---------------

NET LOSS BEFORE INCOME TAXES                        (797,731)           (11,348)
INCOME TAXES                                         124,000                 --
                                             ---------------    ---------------

NET LOSS                                     $      (673,731)   $       (11,348)
                                             ===============    ===============
Basic and diluted loss per share             $         (0.11)   $        (0.003)
                                             ===============    ===============

Weighted average number of shares used
 to calculate loss per share                       6,307,440          4,200,000



   The accompanying notes are an integral part of these financial statements.

                            E-XACT TRANSACTIONS, LTD

                        Statement of Stockholders' Equity
                         (Expressed in Canadian Dollars)
                                   (Unaudited)



                                                                             Additional                            Total
                                         Common Stock                         Paid in        Accumulated       Stockholders'
                                            Shares           Amount           Capital          Deficit            Equity
                                         ------------    --------------    --------------   --------------    --------------

Balance at December 31,1999                 5,897,000    $        5,897    $    1,366,744   $   (1,167,838)   $      204,803

Issuance of stock pursuant to
   exercise of warrants,
   January 2000                               225,000               225            81,945                             82,170

Issuance of stock pursuant to
   IPO, net of cash offering
   costs of $655,978, stock
   issued to the Underwriter of
   $109,560, and warrants
   issued for financing services
   of $110,537                              2,325,000             2,325         2,649,197                          2,651,522

Net loss for the three months
   ended March 31, 2000                                                                           (673,731)         (673,731)
                                         ------------    --------------    --------------   --------------    --------------
Balance at March 31, 2000                   8,447,000    $        8,447    $    4,097,886   $   (1,841,569)   $    2,264,764
                                         ============    ==============    ==============   ==============    ==============





   The accompanying notes are an integral part of these financial statements.

                            E-XACT TRANSACTIONS, LTD

                            STATEMENTS OF CASH FLOWS
                         (Expressed in Canadian Dollars)
                                   (Unaudited)



                                                                               Three Months Ended
                                                                         ------------------------------
                                                                            March 31,       March 31,
                                                                              2000             1999
                                                                         -------------    -------------


NET CASH USED FOR OPERATING ACTIVITIES                                   $    (649,759)   $        (766)
                                                                         -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of capital assets                                              (119,115)            (401)
                                                                         -------------    -------------
NET CASH USED FOR INVESTING ACTIVITIES                                        (119,115)            (401)
                                                                         -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds on issuance of capital stock, net of offering costs            2,731,187               --
     Deferred share issue costs, net of related accounts payable               257,964               --
                                                                         -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    2,989,151               --
                                                                         -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         2,220,277           (1,167)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               442,639            4,502
                                                                         -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   2,662,916    $       3,335
                                                                         =============    =============

Supplemental disclosure of non-cash investing and
financing cash flow disclosures:
  Warrants issued for financing services                                 $     110,537    $     206,484
  Shares issued for financing services                                         109,560               --










   The accompanying notes are an integral part of these financial statements.

                            E-XACT TRANSACTIONS, LTD
                          NOTES TO FINANCIAL STATEMENTS
                         (Expressed in Canadian Dollars)
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1999 was derived from the audited financial statements included in the Company's 1999 Form 10-KSB. For further information, refer to the financial statements of E-XACT TRANSACTIONS, LTD (the "Company"), and the related notes, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (the "1999 Form 10-KSB"), previously filed with the Securities and Exchange Commission.

     The results of operations for the three months ended March 31, 2000 presented are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000.

2.   CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid financial instruments purchased with a maturity of less than three months to be cash equivalents. The Company has invested cash in excess of current working capital needs in a money market mutual fund, which consists of obligations of U.S. government agencies, having maturities of less than three months. These securities are recorded at cost, which approximates fair market value.

3.   ACCOUNTS RECEIVABLE

     Accounts receivable are recorded net of a $9,585 allowance for doubtful accounts at March 31, 2000 (December 31, 1999: $5,000).

4.   CAPITAL ASSETS


                                                                                     December 31,
                                               March 31, 2000                           1999
                             ---------------------------------------------------   ---------------
                                                Accumulated        Net Book          Net Book
                                  Cost          Amortization         Value            Value
                             ---------------   ---------------   ---------------   ---------------

Leasehold improvements       $         7,331   $           183   $         7,148   $            --
Computer software                     86,902            72,507            14,395            19,193
Computer equipment                   168,152            16,649           151,503            47,472
                             ---------------   ---------------   ---------------   ---------------

                             $       262,385   $        89,339   $       173,046   $        66,665
                             ===============   ===============   ===============   ===============

                            E-XACT TRANSACTIONS, LTD
                          NOTES TO FINANCIAL STATEMENTS
                         (Expressed in Canadian Dollars)
                                   (Unaudited)


5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The principal components of accounts payable and accrued liabilities were as follows:


                                          March 31,     December 31,
                                           2000             1999
                                      --------------   --------------

Trade payables                        $      537,565   $      297,975
Compensation payable                          21,650               --
Financing costs payable                      151,531          191,602
Other accrued liabilities                     34,819           49,081
                                      --------------   --------------
                                      $      745,565   $      538,658
                                      ==============   ==============



6.   DEMAND PROMISSORY NOTE

     On March 15, 2000, the Company obtained US $250,000 in financing in the form of a demand promissory note. The funds were used as working capital prior to the completion of the Initial Public Offering. The interest rate associated with the note is prime plus 5%. The note was paid in full plus interest on March 22, 2000.

7.   COMMON STOCK

     On March 22, 2000, the Company successfully completed its initial public offering in Canada of 2,250,000 shares of the Company's common stock at an offering price of US $1.00 per share on the Canadian Venture Exchange.

     In connection with the offering, the Agent was issued 75,000 shares of the Company's common stock along with warrants to purchase 225,0000 shares of the Company's common stock at a price of US $1.00 for twelve months.

     The Company incurred cash costs of approximately $656,000 in connection with the offering. The Company received net proceeds from the Initial Public Offering of $2,649,197.

                            E-XACT TRANSACTIONS, LTD
                          NOTES TO FINANCIAL STATEMENTS
                         (Expressed in Canadian Dollars)
                                   (Unaudited)


8.   EXCHANGE RATES

     The following table reflects the rate of exchange for Canadian dollars per US $1.00 in effect at the end of the following periods and the average rate of exchange during such periods, based on the Bank of Canada average noon spot rate of exchange:


                                                  March 31,            December 31,
                                                   2000                    1999
                                               ------------           ------------

        Rate at end of period                  CAD  $1.4539           CAD  $1.4519
        Average rate for the period            CAD  $1.4522           CAD  $1.4717

                            E-XACT TRANSACTIONS, LTD

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FORWARD-LOOKING STATEMENTS

     The following Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed financial statements and notes included in this report. Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may", "will", "expect", "believes", "anticipate", "estimate", or "continue", or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events from those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in the United States or foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward-looking statements about the Company's business and prospects include the possibility that a competitor will develop a more comprehensive solution, delays in market awareness of its products, possible delays in execution of sales and marketing strategy, which could have an immediate and material adverse effect. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     Overview

     The Company was incorporated under the laws of the Province of British Columbia on August 13, 1998. On July 29, 1999 the Company filed a certificate of domestication and certificate of incorporation with the secretary of state of the State of Delaware, thereby "domesticating" or transitioning from a Canadian company to one organized under the laws of the State of Delaware.

     The Company offers electronic commerce, known as "e-commerce", software services for real-time transaction processing which allows PC based cash registers, PCs, point-of-sale terminals, computer systems and proprietary product platforms to accept credit card payments and submit those payments to various payment processing companies for pre-authorization, authorization and settlement/deposit. The Company has acquired and developed software and a network system to act as a third party payment processor to conduct transaction processing with major banks in North America. The Company is currently approved to conduct transaction processing with major banks and credit unions in Canada and has recently opened a gateway with Vital Processing Services, a U.S. based credit card processing network, allowing the Company to process financial transactions with many of the major banks in the U.S.

     Electronic commerce appears to have become established and promises to continue to grow rapidly. The Company's success will depend largely upon its ability to compete successfully, develop new products

                            E-XACT TRANSACTIONS, LTD
     and services and market them successfully in a market that is becoming increasingly competitive.

     Business Summary

     The Company experienced an eventful first quarter of the year 2000, achieving significant advancements in its abilities to aggressively grow the business and realize the vast opportunities available in today's e-commerce marketplace. These accomplishments include the following:

         o The Company entered into an e-commerce alliance with Microsoft that calls for collaboration on designing and developing E-xact's next generation transaction processing software and services, as well as participating together on marketing and sales activities behind this product. This presents exciting possibilities for both E-xact and Microsoft in combining respective expertise to develop and market a transaction processing solution unmatched in functionality in the marketplace.

         o The number of clients served by transaction processing services increased from 5 in 1999 to 176 in 2000, and the number of transactions processed increased from approximately 95,000 in the three months ended March 31, 1999 to approximately 550,000 during the comparable period in 2000 due to increased sales and marketing activities and expanded capabilities of the organization.

         o Version 5.0, which will provide the highest level of reliability and feature set of any E-xact product to date, was released to beta testing. This culminates six months of development and represents a very important advancement of the Company and, most importantly, its clients.

         o Key management team members were added with impressive functional expertise as well as significant background in the financial transaction processing arena.

         o The Company's customer support center was launched in January which, when combined with the introduction of its new website, provides clients ready access to knowledgeable professionals during all business hours in North America by phone call or e-mail to ensure optimal use of services.

         o Several new clients began using the Company's software or, as a value added marketer or reseller, providing it to their clients for use. A few recent additions to the Company's client list include Intrawest, Blue Genesis, Teldon Calendars, WSI Interactive and The Walker Group.

         o The Company completed a successful Initial Public Offering of its stock. On March 22, 2000, trading commenced on the Canadian Venture Exchange under the symbol EXZ.U. Having achieved approvals of the Company's Prospectus and Registration Statement by both the Canadian and United States securities exchanges, investors in all of North America are able to purchase shares of E-xact on the open market.

                            E-XACT TRANSACTIONS, LTD

     The Company has set some aggressive, yet attainable, goals for the second quarter of the year 2000 to further fuel aggressive business growth and to provide even greater levels of service to clients. Some of these objectives include:

         o Expansion of reseller relationships to accelerate the addition of new clients and transactional growth.

         o Launch of new applications of the Company's core technology with feature sets geared toward the needs of several select vertical market segments. These segments have been identified, with one criteria being the propensity towards high volume transaction processing.

         o The Company will seek to acquire a company that provides complementary capabilities to E-xact, and offers opportunities to accelerate growth rates in the e-commerce marketplace.

         o The Company will identify and execute the means to expand gateway certifications with the US to provide the Company full access to the entire North American banking system. This will allow the Company to provide transaction processing services to merchants regardless of their banking relationships.

         o The Company will endeavor to provide additional levels of fraud protection to its services, along with other features to increase its value proposition to clients and the marketplace.

     RESULTS OF OPERATIONS

     INTERIM FINANCIAL RESULTS

     The Company earns its revenues by charging its customers setup fees, monthly membership fees and transaction fees. Transaction fees are based on the number of transactions processed for a particular merchant in a month.

             THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE
                          MONTHS ENDED MARCH 31, 1999.
     (All amounts are expressed in Canadian dollars unless otherwise noted)

     REVENUES. During the three months ended March 31, 2000, revenues increased $53,037, or 221%, from $23,973 in the comparable period in 1999 to $77,010 in 2000. The increased revenues were derived primarily from transaction processing fees and setup fees.

     During the three months ended March 31, 2000 176 clients were using the Company's services compared to 5 clients for the three months ended March 31, 1999.

     For the three months ended March 31, 2000 and 1999, revenue from two clients accounted for approximately 68% and 63%, respectively, of total revenue. As the Company continues to grow the

                            E-XACT TRANSACTIONS, LTD

     Interim Financial Results, continued

     relative significance of revenue from these two clients should diminish.

     EXPENSES. Total expenses increased by $798,265, or 2541%, from $31,419 in 1999 to $829,684 in 2000. The increased expenditures were attributed to the continued growth of the Company's emerging Internet transaction processing software and center in the market place. These expenditures were targeted at growing the organization in the US and Canada by hiring professional management and personnel.

     GENERAL AND ADMINISTRATIVE (G&A). During the three months ended March 31, 2000, G&A expenses increased $360,883 from $3,098 in 1999, to $363,981 in
     2000. The increases over 1999 were primarily due to continued expansion of the Company's infrastructure associated with positioning the Company for aggressive growth and attainment of its corporate finance objectives. In 2000, accounting, consulting and legal expenses increased by approximately $130,000; general and administrative salaries and employee benefits increased by approximately $90,000; rent and telephone expenses increased by approximately $50,000; and office supplies increased by approximately $30,000.

     OPERATIONS. Operations expenditures increased from $0 in 1999 to $60,917 primarily due to the introduction of a customer support center.

     SALES AND MARKETING. Sales and Marketing expenditures increased from $1,258 in 1999 to $174,328 in 2000. During 2000, salaries and employee benefits increased by approximately $80,000; travel expenses increased by approximately $65,000; and advertising and promotions increased by approximately $20,000.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation expenses and consulting fees to support the development of the Company's software, services and technologies. Production costs for the development of the software used, for which technological feasibility has been established but before the product is ready for sale, are expensed. Research and development expenditures increased $203,395, or 752% from $27,063 in 1999 to $230,458 in 2000. The
     Company anticipates that its research and development expenses will continue to increase.

     NET LOSS. The Company incurred a loss of $673,731 in 2000, compared to a loss of $11,348 in 1999. The increased loss is a result of the Company's preparation for aggressive expansion of its Internet transaction processing software, marketing efforts and the hiring of a professional management team to aggressively grow the Company in an emerging market.

     Management believes that higher levels of operating expenditures will continue through 2000 in order to continue the expansion of the Company's Internet transaction processing products into an emerging market. The Company anticipates continued operating losses in order to attain market penetration. The Company anticipates that executing an aggressive marketing strategy will assist in establishing the

                            E-XACT TRANSACTIONS, LTD

     Company as a leader in the market segment.

     LIQUIDITY & CAPITAL RESOURCES

     (All amounts are expressed in Canadian dollars unless otherwise noted)

     CAPITAL AND DEBT FINANCING. The Company completed its initial public offering in Canada of 2,250,000 shares of the Company's common stock at an offering price of US $1.00 per share on the Canadian Venture Exchange on March 22, 2000. Additionally, the Agent was issued 75,000 shares of the Company's common stock in the Canadian offering along with warrants to purchase 225,000 shares of the Company's common stock at a price of US $1.00 for the twelve months. The net cash proceeds to the Company from the initial public offering were $2,649,197 after payment of expenses.

     The net proceeds from the initial public offering are being used for management and staff recruitment, hiring and salaries, contracting fees, capital expenditures to accommodate staff increases and to extend network capabilities and for working capital purposes.

     Pursuant to a consulting agreement dated July 28, 1999 (amended February 15, 2000), the Company granted Bolder Venture Partners a Warrant to purchase up to 1,236,136 shares of the Company's common stock for a period of five years from the date the milestone was achieved; 225,000 of the Warrants were exercised at US $0.25 per share on January 18, 2000. The remaining Warrants became exercisable or will become exercisable as follows:

      o  557,136 at US $1.00 per share as of October 14, 1999.

      o 225,000 at US $1.00 per share upon completion of the initial public offering of the Company.

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

     CASH FLOW. The Company's net cash flows used for operating activities for the first quarter of 2000 amounted to $649,759 compared to $766 for the comparable period in 1999. This is a result of using working capital to fund increases in accounts receivable, accrued liabilities and operating losses.

     Cash used for investing activities totaled $119,115 during the first quarter 2000 compared to $401 for the comparable period in 1999. The increase is primarily attributed to the purchase of capital equipment

                            E-XACT TRANSACTIONS, LTD
     for new personnel and to expand processing capabilities.

     Cash provided by financing activities was $2,989,151 for 2000 compared to $0 in the comparable quarter for 1999. The Company received net proceeds of approximately $2,649,000 on the issuance of capital stock.

     The Company's negative cash flow from operations resulted primarily from an increase in the losses of the Company due to increased business activity, expenditures necessary to allow for aggressive growth of its transaction processing business and expenditures incurred relating to the costs associated with the initial public offering. Management believes this negative cash flow will continue during 2000, due to the Company's intention to continue rapid expansion of sales and marketing and research and development expenditures in order to expand its North America business. The anticipated result from these actions are increased selling, general and administrative expenses and capital expenditures to meet this rapid expansion.

     CAPITAL RESOURCES. The Company's working capital increased in 2000 compared to 1999 primarily due to the Company's Initial Public Offering. Management anticipates the Company will continue to invest significant resources in its infrastructure during the remainder of 2000. At present Management believes the Company has resources that will be sufficient to fund planned operations until the second quarter of 2001. The Company anticipates continuing to aggressively hire sales and key management personnel to meet its desired growth of its presence in the market in Canada and the US. The Company will need to fund the expenses associated with the addition of new personnel. Management believes the Company will be able to raise additional equity funding, increase operating revenues and secure working capital financing as the Company continues to aggressively expand in the emerging e-commerce market.

     Management believes that the Company will continue to incur losses through the remainder of 2000. Further, management believes that it has access to capital in the form of additional equity financing. Management anticipates it will have capital in amounts necessary to support its growth plans. In the event that cash flow from operations, together with the proceeds of any future financings, are insufficient to meet these expenses the Company will be required to re-evaluate its planned expenditures and allocate its total resources in such manner as the board of directors and management deems to be in the best interest of the Company and its stockholders.

     YEAR 2000

     To date, Company systems and software have not experienced any material disruption due to the Year 2000. To the best of Management's knowledge all of our systems are operating normally, as are those of our customers and suppliers and we do not anticipate any material issues to arise regarding Year 2000 issues.

                            E-XACT TRANSACTIONS, LTD

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable

ITEM 2. CHANGES IN SECURITIES

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27    Financial Data Schedule

(b)      Reports on Form 8-K.

         During the quarter covered by this report, the Company filed the following reports on Form 8-K.

         None

                            E-XACT TRANSACTIONS, LTD

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          E-XACT TRANSACTIONS, LTD
                                                (Registrant)


Dated:  May 22, 2000                      By: /s/ Ted Henderson
                                              ----------------------------------
                                              Ted Henderson
                                              President and CEO


                                              /s/ Edmund Shung
                                              ----------------------------------
                                              Edmund Shung
                                              CFO

                                 EXHIBIT INDEX



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

 27                 Financial Data Schedule