Form 10QSB
period 2000-06-30
E XACT TRANSACTIONS LTD
filed 2000-08-21
CIK 1096781

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 333-89561

                            E-XACT TRANSACTIONS, LTD
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                         98-0212722
--------------------------------------------------------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

     143 UNION BOULEVARD, SUITE 850                     LAKEWOOD, COLORADO 80228
--------------------------------------------------------------------------------
(Address of principal executive offices)                (City, state, zip code)

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

The number of shares outstanding of the Registrant's $0.001 par value common stock on August 18, 2000 was 8,472,000.

                               Page 1 of 15 Pages

                            E-XACT TRANSACTIONS, LTD
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
   PART I.        FINANCIAL INFORMATION

     Item 1.      Balance Sheets - June 30, 2000 and December 31, 1999                              3

                  Statements of Operations - Three and Six Months Ended
                    June 30, 2000 and 1999                                                          4

                  Statement of Stockholders' Equity - June 30, 2000                                 5

                  Statements of Cash Flows - Six Months Ended
                    June 30, 2000 and 1999                                                          6

                  Notes to Financial Statements                                                 7 - 8

     Item 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                   9 -13

  PART II.        OTHER INFORMATION

     Item 1.      Legal Proceedings                                                                14

     Item 2.      Changes in Securities                                                            14

     Item 3.      Defaults Upon Senior Securities                                                  14

     Item 4.      Submission of Matters to a Vote of Security Holders                              14

     Item 5.      Other Information                                                                14

     Item 6.      Exhibits and Reports on Form 8-K                                                 14

                  Signature                                                                        15

                            E-XACT TRANSACTIONS, LTD

                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)


                                                                 June 30,       December 31,
                                                                   2000            1999
                                                               -----------      ------------
                                                               (Unaudited)
                                     ASSETS

Current assets:

Cash and cash equivalents (Note 2)                             $   681,017      $   304,668
Accounts receivable, net (Note 3)                                  127,504           81,837
Prepaid expenses and deposits                                       44,429            4,334
                                                               -----------      -----------
Total current assets                                               852,950          390,839

Non-current assets:
Deferred share issue costs                                              --          177,299
Capital assets (Note 4)                                            183,367           45,099
                                                               -----------      -----------
Total assets                                                   $ 1,036,317      $   613,237
                                                               ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Current liabilities:
     Accounts payable and accrued liabilities (Note 5)         $   364,515      $   370,758
     Income taxes payable                                           41,756          102,557
                                                               -----------      -----------
Total current liabilities                                          406,271          473,315
                                                               -----------      -----------

Stockholders' equity:
     Common stock (Note 6)                                           8,472            5,897
     Additional paid-in capital                                  2,842,951          940,863
     Accumulated deficit                                        (2,221,377)        (806,838)
                                                               -----------      -----------
Total stockholders' equity                                         630,046          139,922
                                                               -----------      -----------

Total liabilities and stockholders' equity                     $ 1,036,317      $   613,237
                                                               ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                            E-XACT TRANSACTIONS, LTD

                            STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                          Three Months Ended                 Six Months Ended
                                               June 30,                           June 30,
                                     ----------------------------      ----------------------------
                                         2000            1999             2000              1999
                                     -----------      -----------      -----------      -----------
Revenue                              $    50,022      $    27,201      $   103,021      $    43,055
Cost of sales                             29,764            5,212           42,707            7,793
                                     -----------      -----------      -----------      -----------

GROSS MARGIN                              20,258           21,989           60,314           35,262
                                     -----------      -----------      -----------      -----------

EXPENSES:
  General and administrative             314,881           89,159          565,801           91,207
  Operations                             106,074               --          147,943               --
  Sales and marketing                    313,763              950          433,579            1,782
  Research and development               317,286           19,881          475,678           37,778
                                     -----------      -----------      -----------      -----------
Total expenses                         1,052,004          109,990        1,623,001          130,767
                                     -----------      -----------      -----------      -----------

OPERATING LOSS                       $(1,031,746)     $   (88,001)     $(1,562,687)     $   (95,505)
                                     -----------      -----------      -----------      -----------

OTHER INCOME:
  Interest income                    $    13,725      $        --      $    16,421      $        --
  Foreign exchange gain                   93,764               --           73,003               --
                                     -----------      -----------      -----------      -----------
Total other income                       107,489               --           89,424               --
                                     -----------      -----------      -----------      -----------

NET LOSS BEFORE INCOME TAXES            (924,257)         (88,001)      (1,473,263)         (95,505)

INCOME BENEFIT (TAXES)                   (26,615)              --           58,724               --
                                     -----------      -----------      -----------      -----------

NET LOSS                             $  (950,872)     $   (88,001)     $(1,414,539)     $   (95,505)
                                     ===========      ===========      ===========      ===========

Basic and diluted loss per share     $     (0.11)     $     (0.02)     $     (0.19)     $     (0.02)
                                     ===========      ===========      ===========      ===========

Weighted average number of
  shares used to calculate loss
  per share                            8,457,440        4,200,000        7,350,038        4,200,000



   The accompanying notes are an integral part of these financial statements.

                            E-XACT TRANSACTIONS, LTD

                        Statement of Stockholders' Equity
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                          Additional
                                       Common Stock                        Paid in       Accumulated      Stockholers'
                                          Shares          Amount           Capital          Deficit          Equity
                                       ------------     -----------      -----------     -----------      ------------
Balance at December 31,1999              5,897,000      $     5,897      $   940,863     $  (806,838)     $   139,922

Issuance of stock pursuant to
  exercise of warrants,
  January 2000                             225,000              225           74,334                           74,559

Issuance of stock pursuant to IPO,
  net of cash offering costs
  of $446,393, stock issued to the
  Underwriter of $74,556, and
  warrants issued for financing
  services of $75,220                    2,325,000            2,325        1,802,779                        1,805,104

Exercise of stock options                   25,000               25           24,975                           25,000

Net loss for the six months
  ended June 30, 2000                                                                     (1,414,539)      (1,414,539)
                                         ---------      -----------      -----------     -----------      -----------
Balance at June 30, 2000                 8,472,000      $     8,472      $ 2,842,951     $(2,221,377)     $   630,046
                                         =========      ===========      ===========     ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                            E-XACT TRANSACTIONS, LTD

                            STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                   ----------------------------
                                                                       2000             1999
                                                                   -----------      -----------
NET CASH USED FOR OPERATING ACTIVITIES                             $(1,465,456)     $   (44,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of capital assets                                         (161,519)         (29,205)
                                                                   -----------      -----------
NET CASH USED FOR INVESTING ACTIVITIES                                (161,519)         (29,205)
                                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from affiliates                                                  --           98,102
  Share issue costs                                                         --           (6,706)
  Proceeds on issuance of capital stock, net of offering costs       1,827,779               --
  Deferred share issue costs, net of related accounts payable          175,545               --
                                                                   -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            2,003,324           91,396
                                                                   -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              376,349           17,706

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       304,668            2,940
                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   681,017      $    20,646
                                                                   ===========      ===========
Supplemental disclosure of non-cash investing and
  financing cash flow disclosures:
  Warrants issued for financing services                           $    75,220      $        --
  Shares issued for financing services                                  74,556               --


   The accompanying notes are an integral part of these financial statements.

                            E-XACT TRANSACTIONS, LTD

                          NOTES TO FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by US GAAP for annual financial statements. In the opinion of E-XACT TRANSACTIONS, LTD (the "Company"), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1999 was derived from the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (the "1999 Form 10-KSB"), previously filed with the Securities and Exchange Commission. For further information, refer to the financial statements of, and the related notes, included in the Company's 1999 Form 10-KSB, previously filed with the Securities and Exchange Commission.

The results of operations for the three and six months ended June 30, 2000 presented are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of approximately $6,500 allowance for doubtful accounts at June 30, 2000 (December 31, 1999: approximately $3,400).

4. CAPITAL ASSETS

                                                                    December 31,
                                        June 30, 2000                   1999
                           -------------------------------------    ------------
                                        Accumulated     Net Book      Net Book
                              Cost      Depreciation      Value         Value
                           --------     ------------    --------     -----------
Leasehold improvements     $  5,012       $    236      $  4,776     $     --
Computer software            57,052         50,606         6,446       12,892
Computer equipment          194,733         22,588       172,145       32,207
                           --------       --------      --------     --------
                           $256,797       $ 73,430      $183,367     $ 45,099
                           ========       ========      ========     ========

                            E-XACT TRANSACTIONS, LTD

                          NOTES TO FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The principal components of accounts payable and accrued liabilities were as follows:

                                            June 30,         December 31,
                                              2000               1999
                                            --------         ------------
Trade payables                              $277,055           $205,096
Accrued liabilities                           87,460             33,783
Financing costs payable                           --            131,879
                                            --------           --------
                                            $364,515           $370,758
                                            ========           ========

6. COMMON STOCK

On March 22, 2000, the Company successfully completed its initial public offering in Canada of 2,250,000 shares of the Company's common stock at an offering price of $1.00 per share on the Canadian Venture Exchange.

In connection with the offering, the Canaccord Capital Corporation was issued 75,000 shares of the Company's common stock along with a warrant to purchase up to 225,0000 shares of the Company's common stock at a price of $1.00 for the first twelve months of the term of the warrant and at a price of $1.15 for the next twelve months of the term of the warrant.

The Company incurred costs of approximately $450,000 in connection with the initial public offering. The Company received net proceeds from the initial public offering of approximately $1,800,000.

7. FUNCTIONAL CURRENCY CHANGE

Effective April 2000, the Company changed its functional currency from Canadian dollars to United States dollars. This change was made because the majority of the Company's cash inflows and outflows are denominated in U.S. dollars. Under US GAAP, this change requires remeasurement of the financial statements. The Company has remeasured their annual and first quarter financial statements accordingly. The gain occurring as a result of this change is included in other income.

                            E-XACT TRANSACTIONS, LTD

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed financial statements and notes included in this report. Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believes," "anticipate," "estimate," or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events from those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in the United States or foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward-looking statements about the Company's business and prospects include the possibility that a competitor will develop a more comprehensive solution, delays in market awareness of its products, possible delays in execution of sales and marketing strategy, which could have an immediate and material adverse effect. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

OVERVIEW

The Company was incorporated under the laws of the Province of British Columbia on August 13, 1998. On July 29, 1999 the Company filed a certificate of domestication and certificate of incorporation with the Secretary of State of the State of Delaware, thereby "domesticating" or transitioning from a Canadian company to one organized under the laws of the State of Delaware.

The Company offers electronic commerce, known as "e-commerce," software services for real-time transaction processing which allows PC based cash registers, PCs, point-of-sale terminals, computer systems and proprietary product platforms to accept credit card payments and submit those payments to various payment processing companies for pre-authorization, authorization and settlement/deposit. The Company has acquired and developed software and a network system to act as a third party payment processor to conduct transaction processing with major banks in North America. The Company is currently approved to conduct transaction processing with major banks and credit unions in Canada and the U.S.

Electronic commerce continues to grow rapidly. The Company's success will depend largely upon its ability to compete successfully, develop new products and services and market them successfully in a market that is becoming increasingly competitive.

                            E-XACT TRANSACTIONS, LTD

BUSINESS SUMMARY

Some of the more significant milestones achieved in the second quarter of 2000 included:

     o Comparing the Company's second quarter of 1999 with the second quarter of 2000, the Company grew its client base from a total of 8 clients in 1999 to 290 clients in 2000, while also increasing the number of transactions processed from approximately 120,000 to approximately 600,000 within the same period.

     o Market launch of Release 5.0 in Com, Java and Perl. The Company continues to provide an e-commerce solution that is functional across major operating environments and meets the needs of the marketplace with minimal investment of resources required to successfully integrate E-xact's services.

     o Execution of a co-marketing agreement with Miva, a leading storefront software provider, which was possible with the successful integration of the Company's software into the Miva solution.

     o Prepared for the outsourcing of E-xact's network operations, which was completed just subsequent to quarter end, to provide clients with redundancy in network activities.

Certain of these accomplishments, such as Miva, Version 5.0 and network operations, carried with them the need for outside consulting assistance for expertise in certain technical areas. This, in turn, resulted in second quarter expenses increasing beyond expected levels. While some of this activity has continued into early parts of the third quarter, management believes that these additional expenses are of a non-recurring nature.

As a result of management's re-assessment, we have decided to make some changes in the Company's go-forward operating plan to maximize internal efficiencies and to better position E-xact for marketplace opportunities. Some of these changes include the following:

     o The Company's primary market focus will shift from the small merchant to the middle market because management believes this market segment offers greater profit potential for the Company.

     o The Company has accelerated development of a new service offering that provides an on-line application facility for merchant account and commercial credit application complete with real-time decisioning, document fulfillment and account set-up.

     o Management is examining the Company's internal operations to identify areas that can potentially operate with greater efficiency.

RESULTS OF OPERATIONS

INTERIM FINANCIAL RESULTS
(All amounts are expressed in U.S. dollars)

                            E-XACT TRANSACTIONS, LTD

Interim Financial Results, continued

The Company earns its revenues by charging its customers setup fees, monthly account maintenance fees and transaction fees for usage of its services. Transaction fees are based on the number of transactions processed in a month.

Revenues. During the three and six month periods ended June 30, 2000, revenues were $50,022 and $103,021, respectively, compared to $27,201 and $43,055, respectively, in the comparable period in 1999. The revenues were derived primarily from transaction processing fees and monthly service fees.

Approximately 290 clients were using the Company's services at June 30, 2000 compared to 8 clients at June 30, 1999.

Revenue from two clients accounted for approximately 68% of total revenue for the three months ended June 30, 2000 compared to 63% for the three months ended June 30, 1999. For the six months ended June 30, 2000 revenue from two clients accounted for approximately 69% of total revenue compared to 65% for the comparable period in 1999. As the Company continues to grow, management expects that the relative significance of revenue from these two clients should diminish.

Expenses. Total expenses during the three months ended June 30, 2000 were $1,052,004 compared to $109,990 for the three months ended June 30, 1999. For the six months ended June 30, 2000 total expenses were $1,623,001 compared to $130,767 for the six months ended June 30, 1999. The increased expenditures were attributed to accelerated development of the Company's transaction processing services and capabilities to serve the North American market, as well as increased sales and marketing efforts.

General and Administrative (G&A). During the three months ended June 30, 2000, G&A expenses were $314,881 in 2000 compared to $89,159 for the comparable period in 1999. G&A expenses for the six months ended June 30, 2000 were $565,801 compared to $91,207 for the six months ended June 30, 1999. The increases over 1999 were primarily due to continued expansion of the Company's infrastructure associated with positioning the Company for growth. In 2000, accounting, consulting and legal expenses increased by approximately $180,000; general and administrative salaries and employee benefits increased by approximately $120,000; rent and telephone expenses increased by approximately $100,000; and office supplies increased by approximately $60,000. The increased level of expenses is attributed to hiring professional managers in the US and starting US-based headquarters.

Operations. Operations expenditures increased from $0 at June 30, 1999 to $106,074 for the three months ended June 30, 2000. For the six months ended June 30, 2000 operations expenditures were $147,943 compared to $0 for the comparable period in 1999. The increase was primarily due to the start-up of a customer service operation to support the needs of clients and prospective clients.

                            E-XACT TRANSACTIONS, LTD

Interim Financial Results, continued

Sales and Marketing. Sales and Marketing expenditures increased from $950 for the three months ended June 30, 1999 to $313,763 for the comparable period in 2000. For the six months ended June 30, 2000 sales and marketing expenditures were $433,579 compared to $1,782 in the six months ended June 30, 1999. During 2000, salaries and employee benefits increased by approximately $200,000; travel expenses increased by approximately $130,000; and advertising and promotions increased by approximately $80,000. These additional costs were incurred in order to achieve market visibility for the Company's service and to hire sales professionals in the North American marketplace.

Research and development. Research and development expenses consist primarily of compensation expenses and consulting fees to support the development of the Company's software, services and technologies. Production costs for the development of the software used, for which technological feasibility has been established but before the product is ready for sale, are expensed. Research and development expenditures were $317,286 for the three months ended June 30, 2000 compared to $19,881 for the comparable period in 1999. For the six months ended June 30, 2000 research and development expenses were $475,678 compared to $37,778 for the six months ended June 30, 1999. This increase is attributed to accelerating the completion of the Company's V5.0 software for general marketplace use, and for commencement of certain strategic initiatives.

Net loss. The Company incurred a net loss of $950,872 and $1,414,539 for the three and six months ended June 30, 2000, respectively, compared to a net loss of $88,001 and $95,505 in the three and six months ended June 30, 1999, respectively. The increased loss is a result of increased expenses.

Management believes that expenditures will decline through 2000. With the completion of V5.0, including the outsourcing of network operations, expense levels should decline in the third and fourth quarters. However, the Company anticipates continued operating losses in 2000 while its services gain in market acceptance.

LIQUIDITY & CAPITAL RESOURCES
(All amounts are expressed in U.S. dollars)

Cash flow. The Company's net cash flows used for operating activities during the six months ended June 30, 2000 was $1,465,456 compared to $44,485 for the six months ended June 30, 1999. This is a result of using working capital to fund increases in accounts receivable, accrued liabilities and operating losses.

Cash used for investing activities totaled $161,519 during the six months ended June 30, 2000 compared to $29,205 for the six months ended June 30, 1999. The increase is primarily attributed to the purchase of capital equipment for new personnel and to expand processing capabilities.

Cash provided by financing activities was $2,003,324 for the six months ended June 30, 2000 compared to $91,396 for the six months ended June 30, 1999. The Company received net proceeds of approximately $1,800,000 on the issuance of

                            E-XACT TRANSACTIONS, LTD
capital stock during the first quarter of 2000. The Company received $25,000 on the exercise of options during the second quarter of 2000.

The Company's negative cash flow from operations resulted primarily from an increase in the losses of the Company due to increased business activity, expenditures necessary to position E-xact for aggressive growth of its transaction processing business and expenditures incurred relating to the costs associated with the initial public offering. Management believes this negative cash flow will continue during 2000, although at lower levels, as sales of services increase and expenses decrease.

Capital resources. The Company's working capital increased during the three and six months ended June 30, 2000 compared to the same periods in 1999 primarily due to the Company's initial public offering. At present, Management believes the Company has resources that will be sufficient to fund planned operations through the third quarter of 2000. Management believes the Company will be able to raise additional equity funding, increase operating revenues and secure working capital financing as the Company continues to expand in the emerging e-commerce market. Management anticipates that a corporate finance initiative to raise capital will conclude in September 2000 and provide working capital to support ongoing operations through 2000 and into the second quarter of 2001.

Management believes that the Company will continue to incur losses through the remainder of 2000. However, management also believes that it has access to capital in the form of additional equity financing sufficient to support its growth plans. In the event that cash flow from operations, together with the proceeds of any future financings, are insufficient to meet these expenses, the Company will be required to re-evaluate its planned expenditures and allocate its total resources in such manner as the board of directors and management deems to be in the best interest of the Company and its stockholders.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The standard, which is effective for fiscal years beginning after June 15, 2000, sets forth guidelines and requirements for measuring derivative instruments at fair value as assets and liabilities to be reported in the financial statements and that the changes in the fair value of the instruments shall be recognized in the results of operations. The Company has not completed the process of evaluating the impact that will result from adopting this pronouncement.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101, which is effective in the fourth quarter of 2000, provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public companies. Management expects the adoption of SAB 101 will have no effect on the Company's results of operations or financial position.

                            E-XACT TRANSACTIONS, LTD

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not applicable

ITEM 2. CHANGES IN SECURITIES

         On January 12, 2000, Cliff Mah was granted stock options to purchase 75,000 shares of the Company's common stock at a price of $1.00. On June 19, 2000, Cliff Mah exercised stock options to purchase 25,000 shares of the Company's common stock.

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

                                       E-XACT TRANSACTIONS, LTD
                                       (Registrant)

Dated:  August 21, 2000                By: /s/ Ted Henderson
                                          --------------------------------
                                          Ted Henderson
                                          President and CEO

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

  27       Financial Data Schedule