Form 10QSB
period 2000-09-30
E XACT TRANSACTIONS LTD
filed 2000-11-13
CIK 1096781

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 2000
                                                           ---------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 333-89561




                            E-XACT TRANSACTIONS, LTD
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                              98-0212722
       (State of Incorporation)                    (IRS Employer
                                                 Identification No.)

     12687 W. CEDAR DR, SUITE  200            LAKEWOOD, COLORADO 80228
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

The number of shares outstanding of the Registrant's $0.001 par value common stock on November 10, 2000 was 8,502,000.

                            E-XACT TRANSACTIONS, LTD
                                   FORM 10-QSB
                                TABLE OF CONTENTS

   PART I.        FINANCIAL INFORMATION                                                 PAGE
                                                                                        ----
     Item 1.      Financial Statements                                                    3

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               9

   PART II.       OTHER INFORMATION                                                      15

   Signature                                                                             16

                            E-XACT TRANSACTIONS, LTD

                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)

                                     ASSETS

                                                                 September 30,        December 31,
                                                                     2000                1999
                                                                 -------------        ------------
                                                                  (Unaudited)
Current assets:

Cash and cash equivalents (Note 2)                                $    21,162         $   304,668
Accounts receivable, net (Note 3)                                     112,520              81,837
Prepaid expenses and deposits                                          13,921               4,334
                                                                  -----------         -----------

Total current assets                                                  147,603             390,839

Non-current assets:

Deferred share issue costs                                                 --             177,299
Capital assets (Note 4)                                               205,907              45,099
                                                                  -----------         -----------
Total assets                                                      $   353,510         $   613,237
                                                                  ===========         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Current liabilities:
     Accounts payable and accrued liabilities (Note 5)            $   388,217         $   370,758
     Income taxes payable                                              41,756             102,557
                                                                  -----------         -----------

Total current liabilities                                             429,973             473,315
                                                                  -----------         -----------

Stockholders' equity:
     Common stock (Note 6)                                              8,502               5,897
     Additional paid-in capital                                     3,237,921             940,863
     Accumulated deficit                                           (3,322,886)           (806,838)

Total stockholders' equity                                            (76,463)            139,922
                                                                  -----------         -----------
Total liabilities and stockholders' equity                        $   353,510         $   613,237
                                                                  ===========         ===========


                 The accompanying notes are an integral part of
                          these financial statements.

                            E-XACT TRANSACTIONS, LTD

                            STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                              Three Months Ended                       Nine Months Ended
                                                 September 30,                           September 30,
                                        -------------------------------         -------------------------------
                                           2000                1999                2000                 1999
                                        -----------         -----------         -----------         -----------
Revenue                                 $    81,698         $    11,557         $   184,719         $    54,612

Cost of sales                                44,868               5,265              87,575              13,058
                                        -----------         -----------         -----------         -----------
GROSS MARGIN                                 36,830               6,292              97,144              41,554
                                        -----------         -----------         -----------         -----------
EXPENSES:
     General and administrative             346,921              97,628             912,722             188,834
     Operations                              53,378                  --             201,321                  --
     Sales and marketing                    200,693               7,161             634,272               8,943
     Research and development               227,955              38,768             703,633              76,547
     Stock compensation expense             320,000                  --             320,000                  --
                                        -----------         -----------         -----------         -----------

Total expenses                            1,148,947             143,557           2,771,948             274,324
                                        -----------         -----------         -----------         -----------

OPERATING LOSS                          $(1,112,117)        $  (137,265)        $(2,674,804)        $  (232,770)
                                        -----------         -----------         -----------         -----------
OTHER INCOME (EXPENSE):
     Interest                           $   (18,634)        $        --         $    (2,213)        $        --
     Foreign exchange gain                   29,242                  --             102,245                  --
                                        -----------         -----------         -----------         -----------

Total other income                           10,608                  --             100,032                  --
                                        -----------         -----------         -----------         -----------

NET LOSS BEFORE INCOME TAXES             (1,101,509)           (137,265)         (2,574,772)           (232,770)

INCOME BENEFIT (TAXES)                           --                  --              58,724                  --
                                        -----------         -----------         -----------         -----------
NET LOSS                                $(1,101,509)        $  (137,265)        $(2,516,048)        $  (232,770)
                                        ===========         ===========         ===========         ===========

Basic and diluted loss per share        $     (0.13)        $     (0.03)        $     (0.32)        $     (0.06)
                                        ===========         ===========         ===========         ===========

Weighted average number of
shares used to calculate loss
per share                                 8,472,989           4,200,000           7,756,048           4,200,000


                 The accompanying notes are an integral part of
                          these financial statements.

                            E-XACT TRANSACTIONS, LTD

                        Statement of Stockholders' Equity
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                Additional                               Total
                                        Common Stock                              Paid in          Accumulated        Stockholders'
                                          Shares              Amount              Capital            Deficit             Equity
                                        -----------         -----------         -----------        -----------        -------------
Balance at December 31,1999               5,897,000         $     5,897         $   940,863        $  (806,838)        $   139,922

Issuance of stock pursuant to
   exercise of warrants,
   January 2000                             225,000                 225              74,334                                 74,559

Issuance of stock pursuant to
   IPO, net of cash offering
   costs of $491,393, stock
   issued to the Underwriter of
   $74,556, and warrants
   issued for financing services
   of $75,220                             2,325,000               2,325           1,847,779                              1,850,104

Exercise of stock options,                   25,000                  25              24,975                                 25,000
   June 2000

Issuance of stock warrants                                                          320,000                                320,000

Exercise of warrants,
   September 2000                            30,000                  30              29,970                                 30,000

Net loss for the nine months
   ended September 30, 2000                                                                         (2,516,048)         (2,516,048)
                                        -----------         -----------         -----------        -----------         -----------
Balance at September 30, 2000             8,502,000         $     8,502         $ 3,237,921        $(3,322,886)        $   (76,463)
                                        ===========         ===========         ===========        ===========         ===========


                 The accompanying notes are an integral part of
                          these financial statements.

                            E-XACT TRANSACTIONS, LTD

                            STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                          Nine
                                                                                      Months Ended
                                                                            ---------------------------------
                                                                            September 30,       September 30,
                                                                                2000                1999
                                                                            -------------       -------------
NET CASH USED FOR OPERATING ACTIVITIES                                       $(2,086,537)        $  (261,132)
                                                                             -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of capital assets                                                (200,293)            (31,667)
                                                                             -----------         -----------
NET CASH USED FOR INVESTING ACTIVITIES                                          (200,293)            (31,667)
                                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from affiliates                                                         --              98,102
     Share issue costs                                                                --              (6,706)
     Proceeds on issuance of capital stock, net of offering costs              1,827,779                  --
     Deferred share issue costs, net of related accounts payable                 175,545                  --
                                                                             -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      2,003,324              91,396
                                                                             -----------         -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (283,506)            201,403

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 304,668               2,940
                                                                             -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    21,162         $   204,343
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

     The results of operations for the three and nine months ended September 30, 2000 presented are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000.

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

3.   ACCOUNTS RECEIVABLE

     Accounts receivable are recorded net of approximately $6,500 allowance for doubtful accounts at September 30, 2000 (December 31, 1999: approximately $3,400). Subsequent to September 30, 2000 approximately $50,000 was received from customers as payments on account.

4.   CAPITAL ASSETS

                                            September 30,                   December 31,
                                                2000                            1999
                              ----------------------------------------      ------------
                                            Accumulated       Net Book        Net Book
                                Cost        Depreciation       Value           Value
                              --------      ------------      --------      ------------
Leasehold improvements        $  5,012        $    360        $  4,652        $     --
Computer software               71,025          51,951          19,074          12,892
Computer equipment             218,350          36,169         182,181          32,207
                              --------        --------        --------        --------
                              $294,387        $ 88,480        $205,907        $ 45,099
                              ========        ========        ========        ========

                            E-XACT TRANSACTIONS, LTD
                          NOTES TO FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      The principal components of accounts payable and accrued liabilities were as follows:

                                      September 30,   December 31,
                                          2000            1999
                                      -------------   ------------
         Trade payables                 $237,354        $205,096
         Accrued liabilities             150,863          33,783
         Financing costs payable              --         131,879

                                        --------        --------
                                        $388,217        $370,758
                                        ========        ========

6.   COMMON STOCK

     On March 22, 2000, the Company successfully completed its initial public offering in Canada of 2,250,000 shares of the Company's common stock at an offering price of $1.00 per share on the Canadian Venture Exchange.

     In connection with the Company's Initial Public Offering (the "IPO"), the Company granted to Canaccord Capital Corporation and Haywood Securities Inc. (the "Agents"), an aggregate of 225,000 share purchase warrants (the "Agents' Warrants") entitling the Agents up to 225,000 shares of the Company's common stock at any time up to the close of business on the first anniversary of the Company's listing on the Canadian Venture Exchange at a price of $1.00 per share. 30,000 of these Agents' Warrants were exercised in September 2000, leaving an aggregate of 195,000 Agents' warrants outstanding.

     The Company incurred costs of approximately $450,000 in connection with the initial public offering. The Company received net proceeds from the initial public offering of $1,827,779.

7.   FUNCTIONAL CURRENCY CHANGE

     Effective April 2000, the Company changed its functional currency from Canadian dollars to United States dollars. This change was made because the majority of the Company's cash flows are denominated in U.S. dollars. Under US GAAP, this change requires remeasurement of the financial statements. The Company has remeasured their annual and first quarter financial statements accordingly. The gain occurring as a result of this change is included in other income.

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

     The Company provides real-time financial transaction processing services using web-centric technology. Its electronic commerce (e-commerce) software services allow PC based cash registers, PCs, point-of-sale terminals, computer systems and proprietary product platforms to accept credit card payments and submit those payments to various payment processing companies for pre-authorization, authorization and settlement/deposit. The Company is approved to act as a third party payment processor to conduct transaction processing with major banks in North America. The Company is also launching an on-line application, with real-time credit decisioning, for automatic processing of merchant account applications for retailers.

     The Company's success will depend largely upon its ability to compete successfully, develop new products and services and market them successfully in a market that is becoming increasingly competitive.

                            E-XACT TRANSACTIONS, LTD

     BUSINESS SUMMARY

     The Company achieved several accomplishments in the third quarter of 2000, including:

          o Comparing the Company's third quarter of 1999 with the third quarter of 2000, the Company grew its client base from a total of 12 clients in the third quarter of 1999 to 325 clients in the third quarter of 2000, while also increasing the number of transactions processed from approximately 120,000 in the third quarter of 1999 to approximately 600,000 in the third quarter of 2000.

          o Executed a service agreement with Dell Computer Corporation to provide real time processing of credit card transactions for customer purchases made through Dell's Canadian call centers and web storefront. The contract calls for the Company's software to be integrated into Dell's order fulfillment and shipping systems to completely automate a process that involves multiple steps when done manually. The integration was completed to specification just subsequent to quarter end.

          o Simultaneous with execution of the service agreement, agreed to execute a warrant agreement with Dell Ventures, L.P., the wholly-owned venture fund of Dell Computer Corporation, to allow the purchase of up to 5% of the outstanding common stock of the Company given certain stock price performance during the two year term of the above mentioned service agreement.

          o Completed development of a beta version of a new service, named Speedy Merchant, to provide on-line application and real-time decisioning as well as account provisioning and document fulfillment for merchant accounts. A merchant account is required for a retailer to accept e-commerce payments from customers.

          o Executed an agreement with Transfirst, LLC (formerly ACS Merchant Services), the 25th largest credit card acquirer in North America, to provide Speedy Merchant services. The service is scheduled to enter production status within Transfirst, LLC in November 2000.

     With completion of the Company's Version 5.0 transaction processing service, certain non-recurring contracting expenses were terminated. Also, the Company reduced staffing by approximately 20% and took other cost-reduction actions in order to achieve certain operating efficiencies. Both of these events, which occurred in the third quarter, have resulted in a significant reduction in ongoing operating costs going into the fourth quarter.

     RESULTS OF OPERATIONS

     INTERIM FINANCIAL RESULTS
     (All amounts are expressed in U.S. dollars)

     The Company earns its revenues by charging its customers setup fees, monthly account maintenance fees and transaction fees for usage of its services. Transaction fees are based on the number of transactions processed in a month.

                            E-XACT TRANSACTIONS, LTD

     Interim Financial Results, continued

     Revenues. During the three and nine month periods ended September 30, 2000, revenues were $81,698 and $184,719, respectively, compared to $11,557 and $54,612, respectively, in the corresponding periods in 1999. The revenues were derived primarily from transaction processing fees and monthly service fees.

     Approximately 325 clients were using the Company's services at September 30, 2000 compared to 12 clients at September 30, 1999.

     Revenue from two clients accounted for approximately 45% of total revenue for the three months ended September 30, 2000 compared to 82% for the three months ended September 30, 1999. For the nine months ended September 30, 2000 revenue from two clients accounted for approximately 70% of total revenue compared to 85% for the corresponding period in 1999. As the Company continues to grow, management expects that the relative significance of revenue from these two clients should diminish.

     Expenses. Total expenses during the three months ended September 30, 2000 were $1,148,947 compared to $143,557 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 total expenses were $2,771,948 compared to $274,324 for the nine months ended September 30, 1999. The increased expenditures were attributed to accelerated development of the Company's transaction processing services and capabilities to serve the North American market, as well as increased sales and marketing efforts for these services.

     General and Administrative (G&A). During the three months ended September 30, 2000, G&A expenses were $346,921 compared to $97,628 for the comparable period in 1999. G&A expenses for the nine months ended September 30, 2000 were $912,722 compared to $188,834 for the nine months ended September 30, 1999. For the three months ended September 20, 2000, professional fees increased by approximately $80,000; general and administrative salaries and employee benefits increased by approximately $80,000; rent and telephone expenses increased by approximately $50,000; and office expenses increased by approximately $40,000. For the nine months ended September 30, 2000, professional fees increased by approximately $260,000; general and administrative salaries and employee benefits increased by approximately $180,000; rent and telephone expenses increased by approximately $160,000; and office expenses increased by approximately $100,000. The increased level of expenditures is primarily attributed to hiring professional managers and commencing activities in the US as well as fulfilling regulatory responsibilities as a publicly held company.

     Operations. Operations expenditures increased from $0 for the three months ended September 30, 1999 to $53,378 for the three months ended September 30, 2000. For the nine months ended September 30, 2000 operations expenditures were $201,321 compared to $0 for the corresponding period in 1999. The increase was primarily due to the start-up of customer service and network operations to support the

                            E-XACT TRANSACTIONS, LTD

     Interim Financial Results, continued

     needs of clients.

     Sales and Marketing. Sales and Marketing expenditures increased from $7,161 for the three months ended September 30, 1999 to $200,693 for the corresponding period in 2000. For the nine months ended September 30, 2000 sales and marketing expenditures were $634,272 compared to $8,943 in the nine months ended September 30, 1999. During the three months ended September 30, 2000, salaries and employee benefits increased by approximately $120,000; travel expenses increased by approximately $450,000 ; and advertising and promotions increased by approximately $20,000. During the nine months ended September 30, 2000, salaries and employee benefits increased by approximately $260,000; travel expenses increased by approximately $175,000 ; and advertising and promotions increased by approximately $180,000. These additional costs were incurred in order to achieve basic market visibility for the Company's service and to hire sales professionals in the North American marketplace.

     Research and development. Research and development expenses consist primarily of compensation expenses and consulting fees to support the development of the Company's software, services and technologies. Research and development expenditures were $227,955 for the three months ended September 30, 2000 compared to $38,768 for the comparable period in 1999. For the nine months ended September 30, 2000 research and development expenses were $703,633 compared to $76,547 for the nine months ended September 30, 1999. This increase is attributed to accelerating the completion of the Company's V5.0 transaction processing software for general marketplace use, and for commencement of certain strategic initiatives including the start of technical development with Microsoft as part of the e-commerce alliance executed in March 2000.

     Stock compensation expense. Stock compensation expense relates to a charge for the issuance of the warrant to Dell Ventures, L.P. The expense was calculated in accordance with SFAS 123 and represents a one-time non-cash charge to earnings.

     Net loss. The Company incurred a net loss of $1,101,509 and $2,516,048 for the three and nine months ended September 30, 2000, respectively, compared to a net loss of $137,265 and $232,770 in the three and nine months ended September 30, 1999, respectively. The increased loss is primarily a result of increased expenses.

     In November 2000, management implemented a fifty percent reduction in staffing and relocation of primary operations to Vancouver, BC Canada. This change will result in a further reduction in monthly operating expenses starting in December 2000. However, the Company anticipates continued operating losses for the remainder of 2000 while its services gain market acceptance.

     LIQUIDITY & CAPITAL RESOURCES
     (All amounts are expressed in U.S. dollars)

     Cash flow. The Company's net cash flows used for operating activities during the nine months ended

                            E-XACT TRANSACTIONS, LTD

     September 30, 2000 was $2,086,537 compared to $261,132 for the nine months ended September 30, 1999. This is a result of using working capital to fund increases in accounts receivable and operating losses.

     Cash used for investing activities totaled $200,293 during the nine months ended September 30, 2000 compared to $31,667 for the nine months ended September 30, 1999. The increase is primarily attributed to the purchase of capital equipment for new personnel and to expand processing capabilities.

     Cash provided by financing activities was $2,003,324 for the nine months ended September 30, 2000 compared to $91,396 for the nine months ended September 30, 1999. The Company received net proceeds of approximately $1,827,779 on the issuance of capital stock during the first quarter of 2000. The Company received $25,000 on the exercise of options during the second quarter of 2000 and $30,000 on the exercise of common stock warrants during the third quarter of 2000.

     The Company's negative cash flow from operations resulted primarily from the operating loss of the Company that was due to incurring expenditures necessary to position E-xact to deliver reliable real time transaction processing services through its Version 5.0 software, and to grow its transaction processing business. Management believes this negative cash flow will continue through the end of 2000, although at lower levels, as sales of services increase and expenses decrease.

     Capital resources. The Company's working capital increased during the three and six months ended September 30, 2000 compared to the same periods in 1999 primarily due to the Company's initial public offering. The Company had anticipated closing a private placement financing prior to the end of the third quarter 2000. Due to market conditions, this financing will not be completed as planned. Instead, the Company secured a short term secured note in October 2000 from some principal investors that will provide operating funds through early November. The Company is attempting to complete additional financings to provide funds for operating activities in 2001.

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

                            E-XACT TRANSACTIONS, LTD

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

                            E-XACT TRANSACTIONS, LTD

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable

ITEM 2. CHANGES IN SECURITIES

     During September 2000 Bolder Investment Partners exercised warrants to purchase 30,000 shares of the Company's common stock @ $1.00 per share.

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

         On August 9, 2000, the Company filed a Form 8-K under Item 5 announcing the Company's software was selected by Dell Canada for order processing and the Company granted Dell Ventures a warrant to purchase common shares of the Company's common stock.

         On September 20, 2000, the Company filed a Form 8-K under Item 5 announcing an agreement with Transfirst, LLC (formerly ACS Merchant Services) for on-line merchant account application processing.

                            E-XACT TRANSACTIONS, LTD

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933 the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           E-XACT TRANSACTIONS, LTD
                                                (Registrant)

Dated:   November 13, 2000                 By:   /s/ Ted Henderson
                                              ---------------------------------
                                           Ted Henderson
                                           President and CEO



                                           By:   /s/ Edmund Shung
                                              ----------------------------------
                                           Edmund Shung
                                           CFO

                                 EXHIBIT INDEX



Exhibit No.                       Description
-----------                       -----------

    27                      Financial Data Schedule