Form 10KSB40
period 2000-12-31
E XACT TRANSACTIONS LTD
filed 2001-04-17
CIK 1096781

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


 X      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
---     Act of 1934

                   For the fiscal year ended December 31, 2000

                                       Or

 X      Transition report pursuant to section 13 or 15 (d) of the Securities
---     Exchange Act of 1934


                        Commission file number: 333-89561


                            E-xact Transactions Ltd.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                               98-0212722
-------------------------------                           ----------------------------
(State or other jurisdiction of                           I.R.S. Employer I. D. Number
 incorporation or organization)

2410-555 West Hastings Street, Vancouver, B.C., Canada             V6B 4N6
-------------------------------------------------------            -------
(Address of principal executive offices)                             (zip code)

Registrant's telephone number, including area code:    (604) 691-1670
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
                                     ---
        State issuer's revenues for its most recent fiscal year:  $241,504
                                                                  --------

        Shares of common stock, $.001 par value, outstanding as of April 5, 2001:8,502,000 shares. Aggregate market value of voting stock held by non-affiliates of the registrant on April 5, 2001, $625,194.

        Documents incorporated by reference:  None.

        Transitional Small Business Disclosure Format (check one):  Yes        No   X
                                                                        -----     -----

                            E-xact Transactions Ltd.
                                   FORM 10-KSB
                                TABLE OF CONTENTS


Part I                                                                                Page
------                                                                                ----

        Item 1.  Description of Business.................................................3

        Item 2.  Description of Property................................................12

        Item 3.  Legal Proceedings......................................................12

        Item 4.  Submission of Matters to a Vote of Security Holders....................12


Part II
-------

        Item 5.  Market for Common Equity and Related Stockholder Matters...............12

        Item 6.  Management's Discussion and Analysis or Plan of Operation..............14

        Item 7.  Financial Statements...................................................19

        Item 8.  Changes in and Disagreements with Accountants on Accounting............20 and Financial Disclosure

Part III
-------

        Item 9.  Directors and Executive Officers; Compliance with Section 16(a)........20 of the Exchange Act

        Item 10. Executive Compensation.................................................23

        Item 11. Security Ownership of Certain Beneficial Owners and Management.........24

        Item 12. Certain Relationships and Related Transactions.........................26

Part IV
-------

        Item 13. Exhibits and Reports on Form 8-K.......................................29

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

        The Company's principal office is located at 2410 - 555 West Hastings Street, Vancouver, British Columbia, V6H 4N6 Canada. The Company's registered agent in the U.S. is located at 1209 Orange Street, Wilmington, Delaware 19801 USA. The Company has one subsidiary which operates in Canada.

        The Company offers an electronic commerce, known as "e-commerce," software solution for real-time transaction processing which allows PC based cash registers, PCs, point-of-sale terminals, computer systems and proprietary product platforms to accept credit card payments and submit those payments to various payment processing companies for authorization and settlement/deposit. The Company has acquired and developed software and a network system to act as a third party payment processor to conduct transaction processing with major banks in North America. The Company is currently approved to conduct transaction processing with major banks and credit unions in Canada and has a gateway with Vital Processing Services, a U.S.-based credit card processing network, allowing the Company to process financial transactions with many of the major banks in the U.S.

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

Version 3.0 of the Company's transaction processing component was released in January 1999. The software allowed other computers to speak to the Company's computers. Following this release, the Company introduced versions for various computer operating systems including LINUX, UNIX and JAVA. In June 1999, the Company released version 4.0 of its software system and it also established its internet web site. Version 4.0 focused on providing transaction processing, reporting and support services for e-commerce merchants. The Company has gained two hundred and forty five additional clients since the previous year.. In November, 1999 the Company recruited a CEO to build a management team in the US marketplace. During 2000, US management recruited additional staff to design and build specific technologies to create additional sales opportunities in the North American transaction processing arena. In the fourth quarter of 2000, the Company reassessed its postion in the US. It felt that the present US management team was unable to achieve US market penetration and as a result, the Company elected to change management and consolidate its operations in Vancouver, B.C. All costs related to this closure were accrued and totaled approximately $15,000.

Version 5.0 of the Company's transaction processing components and gateway software was released in May of 2000 bringing added functionality and consistency to all the components the company offers. The Company also completed its second transaction product called Speedy Merchant. Speedy Merchant is a web based service which provides on-line application and real-time credit and risk scoring for the merchant account provider (normally a bank) . The merchant account provider can use Speedy Merchant to automate its existing credit scoring process, dramatically reducing the time it takes to to provision a new merchant account for the applicant. The Company expects to provide the new service in the second or third quarter of 2001.

NARRATIVE DESCRIPTION OF BUSINESS

        Due to the recent changes in the capital markets, especially in the technology sector, the Company has changed the overall operating and management structure in order to adapt to the current conditions. In November, 2000 Ted Henderson resigned as CEO and President and Peter Fahlman was named as the Company's new CEO and President. The Company's new management began the closure of the corporate head office in Lakewood, Colorado and consolidated all operations in its Vancouver office. Management felt it was a necessary step to reduce costs as much as possible to ensure its continued operations, and as of April, 2001, the Company had no US operating expenses. The Company continues to focus on growth segments and on companies conducting business over the internet. The Company can process transactions in U.S. and Canadian dollars through credit card merchant accounts for Visa, MasterCard, American Express, Discover, Diners Club, and JCB. The system is secured by sophisticated encryption technology in addition to the existing industry standard electronic security such as firewalls. In addition to the web-based transaction processing, the Company also offers transaction processing via other applications for call centres, billing systems and other enterprise programs.

        As of today's date, the Company has released its fifth version of the software to run on various operating systems. The software does not require a lengthy installation or integration process; users need only enable the software within their computer operating environment. Once activated, merchants are ready to start accepting customer credit cards, provided they have established a merchant account with a bank for funds settlement.

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

        A key advantage of the Company's transaction processing software is that it can be easily integrated with most existing systems and is able to communicate with most banks in North America. Additionally, the Company provides the interface to match a customer's existing operations rather than requiring them to meet and design their systems to the Company's pre-defined protocols.

PRODUCTS AND SERVICES

        The Company's product/service is a combination of an online service and a suite of software that act as a real-time payment mechanism for e-commerce, either over the internet or via a wide range of other electronic networks.

        How the system works utilizing the internet:
         When a customer makes a purchase using a credit card on the web site of a merchant whose e-commerce system incorporates the Company's transaction component, the payment information is first sent securely in encrypted format to a secure computer server. A firewall exists between the internet and web servers/transaction servers to safeguard against any unauthorized intruders.

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

        The Company's transaction software and processing system
         The current processing system, released in May 2000, version 5.0, is a combination of custom software applications and processes that run on the Windows NT Server 4.0 operating system. The primary function of these applications/processes is to perform real-time credit card transaction processing through certified links with the Royal Bank of Canada and Shared Network Systems in Canada an Vital Processing Service in the United States.

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

STAGE OF DEVELOPMENT AND COSTS

        The Company's current Transaction Software and Processing System has been in full operation since June of 1999. The system is fully operational and approximately 6,600 transactions were processed per day through the Company's systems for the year ended December 31, 2000. Since the software deployment in September, 1998, the Company has processed approximately 3.9 million transactions.

DEVELOPMENT PLANS

        The Company intends to continue to upgrade and enhance its combined systems and software focusing on the following key areas.

Further development of the fraud protection and risk assessment aspects of the system enabling merchants to more securely process online credit cards with the aid of automated tools to lower the merchant's risk in accepting credit cards online. The Company has expanded its basic fraud engine and developed new fraud tools that will enable merchants to qualify transactions that exceed certain thresholds that the merchant can set. These thresholds, or rules include:
         Maximum sales volumes for one day, five day and thirty day periods. Card purchasing limits for one day, five day and thirty day periods. Better Address Verification rules and criteria

        In addition, the Company is assessing and analyzing the inbound sign-up process and plans to develop a more streamlined and automated procedure to help merchants sign-up and engage its services. Specific design of a fully automated online sign-up site allowing first time merchants to download all needed components, information, and automatically pay for the Company's services is intended to be deployed to dramatically reduce the cost and time of acquiring new customers.
        The Company will continue its focus on development on all mission critical aspects of the system. The recent release of version 5.2 has increased stability in the entire system which has been delivering an average of 99.9% uptime for the last 3 months beginning in December 2000. The release of version
5.2 software components gives the company functional consistency of all of its software objects. This consistency makes the software and the entire system much easier to support and therefore also reduce overall support costs. Additionally, the Company plans to upgrade the security of it's network and database encryption.

        The Company plans to continue to extend the connectivity capabilities of its system and software in order that transactions can be processed anywhere in the world. The Company is in the process of completing its certification with First Data Corporation, a large transaction processing network in the U.S. Management believes that this would expand the Company's position in the U.S. marketplace by providing broader processing capabilities and allow service with over 95% coverage of the U.S. banks.

        The Company plans to enhance the merchant account tools including additional levels of password protection so that access would be restricted to individuals granted appropriate authorizations, this would be managed through a user profile system. In order to do this the Company is in the process of ugrading its database structure to accommodate the added functionality and profile control. In addition, the Company continues to enhance its reporting capabilities and is researching the development of moving the audit data back to the merchant in real time as a value added data transaction. The Company will continue its development efforts in moving data transactions via emerging XML technology.


CONCENTRATION OF SALES

        For the year ended December 31, 2000 approximately 45 % ( 1999 - 62 %) of the Company's revenues were obtained from two customers ( 1999- one customer). Two customers accounted for 58% of accounts receivables at December 31, 2000(1999, 40% of the Company's total accounts receivables at December 31, 1999). In 2000 approximately 98% of processing/monthly fee revenues were derived from Canadian sources and 2% was derived from US sources and in 1999 all revenue was derived from Canadian sources.

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

        Transaction processing
         The internet has opened up new possibilities for processing many types of financial transactions.
         . Continued growth of internet commerce will depend in part on: (1) the ability of buyers and sellers to use familiar forms of payment online, such as credit and debit cards and checks, in a simple and secure manner; and (2) the availability of payment software and services that:

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


MARKETING PLAN

        The Company's management has determined that the most effective means by which to market its transaction processing product/service is in two primary areas. The first is an automated, wider appeal approach to penetrate the software developers community by making our software developer's kit available free of charge with extensive documentation that developers can use to easily integrate our technology into their specific solution without direct interaction with the Company. The Company plans on increasing the visibility of its software by making it available for download directly from the developer's communities' websites The second approach is a direct sales effort through a number of marketing channels rather than pursuing a mass marketing effort directly to merchants. These channels have been identified as the primary sources which merchants contact and through which they typically work in order to establish their internet e-commerce systems. Firms within these channels become the Company's partners.

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

        The Company will provide the partners with a reduced wholesale cost for its services that partners can re-sell to their clients . Partners are required to to administer the service to their customers and the Company will bill the partner directly. The Company has two pricing structures, wholesale and retail. Wholesale prices apply partners such as internet service providers, web developers, application developers and financial institutions. Retail rates apply to businesses selling products or services directly to consumers.

        The Company charges an activation fee for each customer that uses the Company's services. This fee is charged only once per account. The monthly service charge is to maintain the merchant account(s) with the Company's servers. Included in this charge is access to the Company's member services that feature tools such as internet point of sale terminals, transactional searching, and reporting tools. The Company also charges a transaction fee for each transaction that is processed by the Company on behalf of its customers.

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

        Web developers can provide the Company's Transaction Processing Component as an integrated part of e-commerce solutions that they develop and manage for clients. For each transaction processed through those e-commerce solutions, the web developer would be charged a wholesale fee for the services.



        Application developers include both those that are developing software designed for internet e-commerce and developers of other transaction processing applications. An example of another transaction processing application would be a computerized point-of-sale terminal, as where a customer visits a business, makes a purchase, pays by credit card and the credit card information is entered into the terminal or a personal computer by a cashier or sales agent. The transaction is then sent via the internet through the Company to the bank for approval. Although the approval process travels over the internet, the actual point of sale may not have been conducted via the internet.

        Financial Institutions

        The Company has been able to take advantage of having first established a relationship with the Royal Bank to secure additional other clients and to develop relationships with other financial institutions, such as Shared Network Services and, more recently, the Bank of Nova Scotia. Typically, these relationships can provide many referrals of other direct clients.

        Direct Marketing to Merchants

        Direct marketing does not currently comprise a major portion of the Company's marketing strategy, however, it is taking place via the Company's web site and through word-of-mouth. The Company will continue to maintain its website making it possible to download the Company's transaction processing component from its web site at www.e-xact.com. . Typically, these downloads are from companies with which the Company has had no direct prior contact. .

        In addition, most of the Company's current client base has made first contact with the Company by way of word-of-mouth referrals. Among the Company's approximately 245 current clients are the BC Children's Hospital, Dell Computer Corporation , Sony Music Canada and Intrawest Resorts.
        In the third quarter of 2000, the Company completed a service agreement with Dell Computer Corporation. The Company was to provide real time credit card transaction processing for customer purchases made through Dell's Canadian call centres and web storefront. The Company's software was integrated into Dell's order fulfillment and shipping systems. This automation allowed Dell to operate more efficiently by removing many manual steps in the fulfillment and shipping procedures. The Company also granted Dell Ventures LP warrants to purchase 549,532 shares of the Company. The term of the warrant is for two years and will terminate on the fifteenth day that the Company's common shares close trading at a price equal to 200% of the warrant exercise price of $2.25 per share. The warrants were valued at $320,000 and were recorded as an expense in 2000. The valuation was based on an option pricing model assuming no dividends are paid, full vesting on date of grant, a volatility factor of 43% and a weighted-average annualized risk-free rate of 6.0%.



OPERATIONS

          In December , 2000 the Company closed its operations in Lakewood, Colorado. Its main office and operations are located in Vancouver, B.C., Canada.

        The processing center for the Company is also located in Vancouver B.C. This facility houses the Company's computer center for processing all truncations over the Internet. Network servers providing connectivity to processing systems and the Internet are securely maintained in two, physically separated locations.
INTELLECTUAL PROPERTY

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

RESEARCH AND DEVELOPMENT EXPENDITURES

        The Company conducts research and development through internal research projects. Costs are incurred from time to time, in specific projects that employ existing technologies for which feasibility has previously been established to develop applications. Production costs for the development of the software used for which technological feasibility has been established but before the product is ready for sale, are capitalized when broad applications are identified within its existing product lines. The Company incurred $742,767 of expenses relating to research and development in 2000 compared to $193,765 in 1999.

EMPLOYEES

        As of December 31, 2000, the Company had 9 full-time employees. That number includes one technical support, four programmers, two marketing, and two senior management personnel.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company maintains leased facilities in the locations listed below.





           Function                                                            Current
           --------                  Location            Square   Term of      Annual
                                     --------             Feet     Lease     Lease Costs
                                                          ----     -----     -----------

    Canadian  Office      555 West Hastings Street,
                          Suite 2410 Vancouver, B.C.     1,300    10/31/02   Cdn $42,218

          The facility in Vancouver British Columbia, Canada serves as the Company's processing center with the lease expiring October 31, 2002. The Company terminated its lease in Lakewood, CO, in December , 2000. The Company has signed a promissory note to pay the landlord $4,000 in full and final settlement of the lease in June 2001.

ITEM 3. LEGAL PROCEEDINGS

        There are no material legal proceedings pending to which the Company is a party, or to which the property of the Company is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On March 22, 2000 the Company completed an IPO of it common stock in Canada on the facilities of the Canadian Venture Exchange ("CDNX"). The price to the public in the initial public offering was $1.00 per share. The stock symbol is EXZ.U

        The Company was a private company for all of 1999 and thus a public quote for the Company's stock does not exist for that year



        Stock quotes for 2000 and 2001 (US Dollars)
        Date                     Open price          High         Low         Close     Quarterly volume
        Mar. 31, 2000            $5.00              $5.00        $4.60      $4.70           56,600
        June 30, 2000             1.90               1.90         1.80       1.83          541,000
        Sept. 29, 2000            1.30               1.30         1.30       1.30          377,500
        Dec. 28, 2000             0.25               0.25         0.25       0.25          849,600
        Mar. 30, 2001             0.15               0.15         0.15       0.15          518,400
        Apr. 5 ,2001              0.16               0.16         0.15       0.15          120,000 (April 1-5,2001)


        There were 63 shareholders of the Company as at April 5, 2001 holding in aggregate 8,502,000 shares of which 62 registered shareholders hold in aggregate 5,867,960 shares and 2,634,040 shares are held by CDS & Co. in street form.

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

        The transfer agent for the Company's common stock is Pacific Corporate Trust Company, 625 Howe Street, Suite 830 Vancouver, BC V6C3B8.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion should be read together with the Company's consolidated financial statements and accompanying notes included elsewhere.

                                 Exchange Rates

        All dollar amounts herein are stated in U.S. dollars except where otherwise indicated. The following table reflects the rate of exchange for Canadian dollars per U.S. $1.00 in effect at the end of the following periods and the average rate of exchange during such periods, based on the Bank of Canada average noon spot rate of exchange:

---------------------------------------------------------------------------------
                                         YEAR ENDED DECEMBER 31
                               1998              1999                2000
Rate at end of period:     Cdn. $1.5333      Cdn. $1.4433         Cdn$1.4979
Average rate for period:   Cdn. $1.4831      Cdn. $1.4858         Cdn$1.4851
---------------------------------------------------------------------------------

On April 6, 2001, the Bank of Canada noon spot rate of exchange was U.S. $1.00 = Cdn. $1.5613.


INTRODUCTION

        The Company was incorporated under the Company Act of British Columbia, Canada on August 13, 1998. On July 29, 1999 the Company was reincorporated in the state of Delaware, USA. The Company earns its revenue by charging its customers a setup fee, a monthly membership fee and a transaction fee. Transaction fees are based on the number of transactions processed in a month.
        The Company offers electronic commerce software services for real-time transaction processing. The software allows PC based cash registers, PCs, point-of-sale terminals, computer systems and proprietary product platforms to accept credit card payments and to submit those payments to various payment processing companies for pre-authorization and settlement/deposit. The Company has acquired and developed software and a network system toast as a third party payment processor to conduct transaction processing with major banks in North American. The Company is currently approved to conduct transaction processing with major banks and credit unions in Canada and the US.

During the year ended December 31, 2000, the Company released version 5.0 of its software in Com, Java and Perl platforms. The Company's e-commerce solution is functional across major operating environments and it requires minimal investment of resources from a new customers to be fully integrated with E-xact's services.

The Company determined that as of April 1, 2000 its functional currency was the United States dollar ("US Dollars"). Previously the functional currency of the Company was the Canadian dollar. The change in the Company's functional currency was made as the majority of the Company's operating and financing transactions are now denominated in the US dollar. Monetary assets and liabilities denominated in other than the US dollar are translated using the exchange rates prevailing at the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the period. Gains and losses on foreign currency transactions are recorded in the consolidated statement of operations. The Company has remeasured its assets, liabilities, revenues and expenses for prior years using the historical exchange rate in existence at the date of the transaction.

                 FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO
                      FISCAL YEAR ENDED DECEMBER 31, 1999
                    (ALL AMOUNTS ARE EXPRESSED IN US DOLLARS)


        REVENUES - The Company's revenue consists of setup fees and transactions fees. In 2000 total revenues increased $144,713, or 151% from $95,791 in 1999 to $240,504 in 2000. The revenues were derived primarily from transaction processing fees and monthly service fees.
        The Company's customer base grew from 8 in 1999 to 245 in 2000, while the cumulative number of transactions processed since deployment of the software in September , 1998 was 3.9 million.

        GROSS MARGINS - The Company's gross profit margin in 2000 was approximately 52% compared to 69% in 1999. The decrease in profit margin was due to additional costs incurred in setting up the US market and without a commensurate increase in revenue in that market.


        GENERAL AND ADMINISTRATIVE EXPENSES ( G&A ):
G&A expenses increased from approximately $468,000 in 1999 to approximately $1,424,000 in 2000. The increase was due primarily to the establishment of a US office in Colorado; legal expenses increased from $0 in 1999 to approximately $125,000 in 2000. This increase was due to filing and reporting requirements as a public issuer and trade mark protection; rent which increased from approximately $36,000 in 1999 to approximately $111,000 in 2000; office and miscellaneous expenses which increased from approximately $22,500 in 1999 to approximately $178,000 in 2000, wages and salaries which increased from approximately $62,000 in 1999 to approximately $448,000 in 2000; telecommunication expenses which increased from approximately $9,000 in 1999 to approximately $91,000 in 2000. These increases all related to the establishment of the Colorado office. The Company expects G&A expenses for the year 2001 to be substantially lower as a result of the closure of the US operations.

        SALES & MARKETING  ( S&M) :
S&M increased from approximately $57,000 in 1999 to approximately $1,101,000 in 2000. The increase includes a non-cash charge of $320,000 for warrants issued to a customer in connection with a service agreement simultaneously signed with the same customer group. The valuation of the warrants were based on Black-Scholes option pricing model using a volatility factor of 43% and a weighted-average risk free rate of 6.0%. Advertising and promotion increased from approximately $8,000 in 1999 to approximately $126,000. The Company embarked on a advertising campaign in the US during the year. Travel increased from approximately $13,000 in 1999 to approximately $199,200 in 2000. Travel expenses were incurred by management and sales staff as the Company promoted its products at trade shows and made presentations to a number of prospects. Marketing payroll increased from approximately $37,000 in 1999 to approximately $411,500 in 2000. Additional marketing and support staff were employed in 2000. The Company expects S&M expenditures to be much lower in 2001 as a result of a substantial reduction in staff . The Company will still maintain its visibility in the market place via its website and networking contacts.


        RESEARCH AND DEVELOPMENT ( R&D) :

        R & D expenses consist of compensation expenses and consulting fees to support the development of the Company's software and services. Production costs for the development of the software for which the technological feasibility has been established but before the product is ready for sale are expensed.
        R&D expenditures increased from approximately $194,000 in 1999 to approximately $743,000 in 2000. Consulting fees increased from approximately $125,000 in 1999 to approximately $322,000 in 2000, while programming expense increased from approximately $58,000 in 1999 to approximately $358,000. The

Company originally had a US Gateway certification with Vital Processing. Additional development expenses were incurred to further develop the Company's software for more robust connectivity. In addition, VISA announced in the second quarter of 2000 that it would require all processors to add additional functionality to accommodate internet based transactions. As a result of these additional requirements, the Company incurred more software development expenses. The Company is also in the process of working with its second US Gateway certification. Additional programming expenses were incurred to upgrade all the Company's software primary components (COM, JAVA and PERL) to Version 5.0.


        OTHER INCOME (EXPENSES) -Interest income totaled approximately $19,000 in 2000 compared to $1,411 in 1999. Interest income was received on IPO funds invested during the year. In addition, unrealized and realized exchange gain and losses totaled approximately $38,000.

        INCOME TAXES - Owing to a tax loss incurred during the year, the Company has a net tax recovery of approximately $59,000 representing the application of the current year's loss to prior taxes incurred upon the re-domiciling of the Company to Delaware, USA.

        NET LOSS - The Company incurred a net loss of $2,974,000 in 2000, compared to a net loss of $771,000 in 1999. The increased losses are the result of the Company's expansion in the US.

           In view of the deteriorating market conditions for e-commerce companies, the Company closed its US operations in December, 2000. The Company has consolidated its resources in its Vancouver, B.C. office. Operating expenses were also significantly reduced in December, 2000.


      LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2000

CAPITAL AND DEBT FINANCING

        In March 2000 the Company completed its initial public offering in Canada of 2,250,000 shares of the Company's common stock at an offering price of $1.00 per share on the Canadian Venture Exchange. Additionally, the Agent was issued 75,000 shares of the Company's common stock in the Canadian offering along with warrants to purchase 225,000 shares of the Company's common stock at a price of $1.00 for the first 12 months and at a price of $1.15 for the next 12 months. The estimated net cash proceeds to the Company from the initial public offering was approximately $1,800,000 after payment of expenses. During the year ended December 31, 2000 net cash proceeds of $54,945 were received on the exercise of stock options and warrants.

        At December 31,2000 the Company had working capital deficiency of approximately $747,000 compared to a deficiency of approximately $82,500 at December 31, 1999. The decrease in working capital is associated with the utilization of working capital to support losses from operations and the expansion of the operations.

CASH FLOW

        During the year ended December 31, 2000, the Company used cash from operations of approximately $2,369,000 compared to approximately $304,000 in 1999.

        Cash provided by financing activities was approximately $2,270,000 for the year ended December 31, 2000 compared to approximately $669,000 the previous year. The Company received net proceeds in the amounts of $1,870,000 from the sale of equity securities during the year ended December 31, 2000.

          Cash used in investing activities, totaled approximately $196,000 during the year ended December 31, 2000 compared to approximately $62,900 in the prior year. Computer equipment was purchased for new personnel and to expand processing capabilities.

           During the fourth quarter of 2000, the Company took substantial steps to reduce its operating losses. It closed its US operations, reduced its personnel and curtailed its marketing budget. The Company expects continued losses in 2001. The Company accrued all costs related to the closure which totaled approximately $15,000 in 2000.

CAPITAL RESOURCES


           Management believes that the working capital deficiency as at December 31, 2000 and future operating losses will be financed by additional equity funding and loans from investors. However, there can be no assurance that such financings will be successful, or they may be negotiated on terms which are unfavourable or dilutive to existing stockholders. The Company's continuation as a going concern is contingent upon achieving operating levels adequate to support its cost structure, the continued support of its creditors and obtaining adequate financial resources through a contemplated financing. The Company has no plans to expand its personnel or purchase or lease any major capital equipment in 2001. Additional staffing requirements will be supplemented with part-time workers or consultants.

           In the event that cash flow from operations, if any, together with he proceeds of any future financings, are insufficient to meet these expenses, the Company will be required to re-evaluate its planned expenditures and allocate its total resources in such manner as the board of directors and management deems to be in the Company's best interest.

RECENT ACCOUNTING PRONOUNCEMENTS

           In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Financial Accounting Standards Board have subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. The adoption of this pronouncement will not have a material effect on the Company's consolidated financial position or results of operations .

         In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued further guidance with respect to adoption of specific issues addressed by SAB No. 101. The adoption of SAB No. 101 did not have a material effect on the Company's consolidated financial position or results of operations.

                 In March 2000, the FASB issued Interpretation No. 44 ("FIN No. 44"), Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB 25. FIN No. 44 clarifies (i) the definition of employee for purposes of applying APB Opinion No. 5, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000 but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain of the conclusions of FIN No. 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 did not have a material effect on the Company's financial position and results of operations. The adoption of the remaining conclusions did not have a material effect on the financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

        Independent Auditors' Report                                                    F-1

        Consolidated Balance Sheets - December 31, 2000 and December 31, 1999           F-2

        Consolidated Statements of Operations - For the years ended December 31,
        2000 and 1999 and period from inception August 13, 1998 to December 31,         F-3

        Consolidated Statements of (Capital Deficiency) Stockholders' Equity -
        For the years ended December 31, 2000 and 1999 and period
         from inception August 13, 1998 to December 31, 1998                            F-4

        Consolidated Statements of Cash Flows - For the years ended December 31,
        2000 and 1999 and period from inception August 13, 1998 to December 31,
        1998                                                                            F-5

        Notes to Consolidated Financial Statements                                      F-6

                          INDEPENDENT AUDITORS' REPORT


To the Directors and Stockholders of
E-xact Transactions Ltd.

We have audited the consolidated balance sheets of E-xact Transactions Ltd. as at December 31, 2000 and 1999 and the consolidated statements of operations, capital deficiency and cash flows for each of the years in the two year period ended December 31, 2000 and period from inception, August 13, 1998, to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2000 and the period from inception, August 13, 1998, to December 31, 1998 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP


Chartered Accountants
Vancouver, British Columbia
March 16, 2001

                            E-XACT TRANSACTIONS LTD.
                           CONSOLIDATED BALANCE SHEETS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                 December 31,      December 31,
                                                                         2000              1999
                                                             ----------------- -----------------
ASSETS

Current
   Cash ..................................................    $       10,476   $      304,668
   Accounts receivable (Note 3) ..........................            72,671           81,837
   Prepaid expenses and deposits .........................             5,356            4,334
                                                             ----------------- -----------------
Total current assets .......................................          88,503          390,839
Deferred share issue costs .................................             -            177,299
Capital assets (Note 4) ....................................         103,601           45,099
                                                             ----------------- -----------------
Total assets ...............................................  $      192,104   $      613,237
                                                             ================= =================

LIABILITIES

Current
   Accounts payable and accrued liabilities (Note 5) .....    $      541,163   $      370,758
   Income taxes payable ..................................            71,909          102,557
   Advances payable (Note 6) .............................           222,558              -
                                                             ----------------- -----------------
Total current liabilities ..................................         835,630          473,315
                                                             ----------------- -----------------

Continuing operations (Note 1)
Commitments (Note 10)

(CAPITAL DEFICIENCY) STOCKHOLDERS' EQUITY

Common stock, common shares issued and outstanding (Note 7)
   8,502,000 at December 31, 2000 and
   5,897,000 at December 31, 1999 ........................             8,502            5,897
Additional paid-in capital .................................       3,128,382          940,863
Accumulated deficit ........................................      (3,780,410)        (806,838)
                                                             ----------------- -----------------
Total (capital defiency) stockholders' equity ..............        (643,526)         139,922
                                                             ----------------- -----------------
Total (capital deficiency) stockholders' equity and
liabilities ................................................  $      192,104   $      613,237
                                                             ================= =================

        See Accompanying Notes to the Consolidated Financial Statements.

                            E-XACT TRANSACTIONS LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                           From inception
                                                                               August 13,
                                                  Year ended    Year ended        1998 to
                                                December 31,  December 31,   December 31,
                                                        2000          1999           1998
                                               -------------- ------------ ---------------

Revenues
  Online transactions ......................     $   240,504   $   88,721    $   15,317
  Web development ..........................             -          7,070        14,311
                                               -------------- ------------ ---------------
Total revenues .............................         240,504       95,791        29,628
                                               -------------- ------------ ---------------

Cost of sales
  Cost of online transactions ..............         115,532       26,262         5,393
  Cost of web development ..................             -          3,183         6,919
                                               -------------- ------------ ---------------
Total cost of sales ........................         115,532       29,445        12,312
                                               -------------- ------------ ---------------

Expenses
  General and administrative expenses ......       1,423,701      467,780        27,038
  Sales and marketing (including $320,000 of
  non-cash warrant charges;
  1999 - $Nil;  1998 - $Nil) ...............       1,100,941       57,180        12,196
  Research and development .................         742,767      193,765        14,017
                                               -------------- ------------ ---------------
Total expenses .............................       3,267,409      718,725        53,251
                                               -------------- ------------ ---------------
Operating loss .............................      (3,142,437)    (652,379)      (35,935)
Other income (expense) .....................         110,140      (15,967)          -
                                               -------------- ------------ ---------------
Loss before income tax .....................      (3,032,297)    (668,346)      (35,935)
Income taxes (Note 11) .....................          58,725     (102,557)          -
                                               -------------- ------------ ---------------
Net loss ...................................     $(2,973,572)  $ (770,903)   $  (35,935)
                                               ============== ============ ===============

Basic and diluted loss per share ...........     $     (0.37)  $    (0.17)   $    (0.01)
                                               ============== ============ ===============

Weighted average number of common shares
  used to calculate loss per share .........       7,932,356    4,553,542     3,820,832
                                               ============== ============ ===============

        See Accompanying Notes to the Consolidated Financial Statements.

                            E-XACT TRANSACTIONS LTD.
                 CONSOLIDATED STATEMENTS OF (CAPITAL DEFICIENCY)
                              STOCKHOLDERS' EQUITY
                      (EXPRESSED IN UNITED STATES DOLLARS)


                                                                                                                  Total
                                                                                                                (Capital
                                                           Common Stock         Additional                     Deficiency)
                                                   --------------------------    Paid-in       Accumulated    Stockholders'
                                                      Shares        Amount       Capital         Deficit         Equity
                                                   ----------- -------------- ------------- ---------------- --------------

Issuance of common stock for cash .................    42,000   $         1   $       -      $       -          $         1
Issuance of common stock for acquired
  software and intangibles ........................ 4,158,000        42,129           -              -               42,129
Net loss ..........................................       -             -             -          (35,935)           (35,935)
                                                   ----------- -------------- ------------- ---------------- --------------
Balance at December 31, 1998 ...................... 4,200,000        42,130           -          (35,935)             6,195
Reclassification on reincorporation (Note 7) ......       -         (37,930)       37,930            -                  -
Warrants issued for consulting fees (Note 7 (d)) ..       -             -          58,320            -               58,320
Issuance of common stock on private
  placement, net of offering costs
  of $20,698 and warrants issued
  for financing services of $142,123
  (Note 7 (d)) .................................... 1,697,000         1,697       844,613            -              846,310
Net loss ..........................................       -             -             -         (770,903)          (770,903)
                                                   ----------- -------------- ------------- ---------------- --------------
Balance at December 31, 1999 ...................... 5,897,000         5,897       940,863       (806,838)           139,922
Issuance of stock pursuant to exercise of
  warrants, January 2000 ..........................   225,000           225        74,334            -               74,559
Issuance of stock pursuant to IPO, net of
  cash offering of $509,435, stock issued
  to the Underwriter of $75,000, and
  warrants issued for financing services
  of $138,744 ..................................... 2,325,000         2,325     1,738,240            -            1,740,565
Exercise of stock options .........................    25,000            25        24,975            -               25,000
Warrants issued for compensation (Note 7 (d)) .....       -             -         320,000            -              320,000
Exercise of warrants ..............................    30,000            30        29,970            -               30,000
Net loss ..........................................       -             -             -       (2,973,572)        (2,973,572)
                                                   ----------- -------------- ------------- ---------------- --------------
Balance at December 31, 2000 ...................... 8,502,000   $     8,502   $ 3,128,382    $(3,780,410)       $  (643,526)
                                                   =========== ============== ============= ================ ==============

        See Accompanying Notes to the Consolidated Financial Statements.

                            E-XACT TRANSACTIONS LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                                     From inception
                                                                                         August 13,
                                                           Year ended    Year ended         1998 to
                                                         December 31,  December 31,    December 31,
                                                                 2000          1999            1998
                                                         ------------------------------------------

Operating activities:
Net loss ..............................................  $(2,973,572)    $(770,903)     $(35,935)
Item not affecting cash
  Amortization of capital assets, acquired
    software and other intangible assets ..............       58,328        36,014        27,721
  Loss on disposal of fixed assets ....................       78,671           -             -
  Warrants issued to customer .........................      320,000           -             -
  Warrants issued for financing fees ..................          -          58,320           -
Net change in operating assets and liabilities
Accounts receivable ...................................        9,166       (69,058)      (12,747)
Prepaid expenses and deposits .........................       (1,022)          -          (4,326)
Accounts payable and accrued liabilities ..............      170,405       345,887        22,529
Income taxes payable ..................................      (30,648)      102,557           -
Advances from stockholders ............................          -          (7,318)        7,299
                                                         ------------------------------------------

                                                          (2,368,672)     (304,501)        4,541
                                                         ------------------------------------------

Financing activities:
Proceeds on issuance of capital stock, net of
  offering costs ......................................    1,870,124       846,310             1
Deferred share issue costs ............................      177,299      (177,299)          -
Advances from shareholders ............................      222,558           -             -
                                                         ------------------------------------------

                                                           2,269,981       669,011             1
                                                         ------------------------------------------

Investing activities:
Purchase of capital assets ............................     (198,075)      (62,948)       (1,436)
Proceeds on disposal of fixed assets ..................        2,575           -             -
                                                         ------------------------------------------

                                                            (195,500)      (62,948)       (1,436)
                                                         ------------------------------------------
Net cash inflow .......................................     (294,191)      301,562         3,106
Cash, beginning of period .............................      304,668         3,106           -
                                                         ------------------------------------------
Cash, end of period ...................................  $    10,477     $ 304,668      $  3,106
                                                         ==========================================

Supplemental non-cash investing and financing cash flow disclosures:

Common shares issued for acquired software
  and intangibles .....................................  $       -       $     -        $ 44,407
                                                         ==========================================
Warrants issued for financing services ................  $   138,744     $ 142,123      $    -
                                                         ==========================================
Warrants issued to customer ...........................  $   320,000     $     -        $    -
                                                         ==========================================
Common stock issued to underwriters ...................  $    75,000     $     -        $    -
                                                         ==========================================

        See Accompanying Notes to the Consolidated Financial Statements.

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)

1.      CONTINUING OPERATIONS

        The Company specializes in online financial transaction processing supporting customers' e-commerce activities. The Company was initially incorporated on August 13, 1998 under the laws of British Columbia, Canada. On July 28, 1999 the Company was reincorporated in the State of Delaware.

        The Company was formed through the acquisition of certain software and other intangible assets from Sutton Group Financial Services ("Sutton") and Data Direct Holdings Ltd. ("DataDirect"). In consideration for the acquisition of these assets Sutton and Data Direct, two unrelated companies, at the time of the acquisition, each received 2,100,000 common shares.

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

        The Company incurred a net loss of $2,973,572 for the year ended December 31, 2000 and at December 31, 2000 had a working capital deficiency of $747,127 and capital deficiency of $643,526. The success of the Company's future operations is dependent upon attaining profitable operations, and upon its ability to raise additional financing. Management's plans include obtaining the continued support of creditors, raising additional financing and, ultimately, positioning the Company for profitable operations.

        These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon achieving operating levels adequate to support the Company's cost structure and obtaining adequate financial resources through a contemplated financing or otherwise. However, there can be no assurance that such financings will be successful.


2.      SIGNIFICANT ACCOUNTING POLICIES

        These financial statements have been prepared in accordance with the following significant accounting polices.

        (a)    Basis of consolidation

               These consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiary.

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)

2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        (b)    Use of Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements and for the periods presented. Estimates are used for, but not limited to, accounting for doubtful accounts, amortization, recoverability of long-lived assets, income taxes, and contingencies. Actual results may differ from those estimates.

        (c)    Foreign Currency Translation

               The Company determined that as of April 1, 2000 its functional currency was the United States dollar ("US Dollars"). Previously the functional currency of the Company was the Canadian dollar. The change in the Company's functional currency was made due to the expansion of US operations during the year. The majority of the Company's operating and financing transactions are now denominated in the US dollar. Monetary assets and liabilities denominated in other than the US dollar are translated using the exchange rates prevailing at the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the period. Gains and losses on foreign currency transactions are recorded in the consolidated statement of operations. The Company has remeasured its assets, liabilities, revenues and expenses for prior years using the historical exchange rate in existence at the date of the transaction.

        (d)    Research and Development Costs

               All research and development costs are expensed when incurred unless they meet generally accepted accounting criteria for deferral and amortization. The Company reassesses whether it has met the relevant criteria for deferral and amortization at each reporting date. To date, no development costs have been deferred.

        (e)    Deferred Share Issue Costs

               Share issue costs incurred prior to the issuance of share capital are deferred and netted against the proceeds when the related shares are issued.

        (f)    Capital Assets and Amortization

               Capital assets are recorded at cost and amortized over the estimated useful lives of the assets on the following basis:

                   Leasehold improvement        5 years on a straight-line basis
                   Computer software            100% declining balance
                   Computer equipment           30% declining balance

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)

2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        (f)    Capital Assets and Amortization (continued)

               The Company periodically evaluates the recoverability of its capital assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimates of future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. No impairment in assets had been identified by the Company in the years ended December 31, 2000 and 1999 and initial period from inception, August 13, 1998, to December 31, 1999.

        (g)    Revenue Recognition

               The Company's revenue is derived from the following sources:

               (i)    Online Transactions

                      Revenue from the setup, maintenance, and processing of online transactions is recognized when the services are performed, the amount of revenue is fixed or determinable and collectibility is reasonably assured.

               (ii)   Web Development

                      Revenue from services related to web development are recognized when the services are performed, the amount of revenue is fixed or determinable and collectibility is reasonably assured. Provision for estimated losses on contracts is recorded when identified.

        (h)    Stock-Based Compensation Plans

               As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has accounted for employee and directors stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and has made the pro forma disclosures required by SFAS No. 123 in Note 7 (c).

               SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of the fair value based method of accounting for stock options. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the vesting period. Where the Company issues options to individuals other than employees and directors deferred share-based compensation is recorded. These amounts are amortized as charges to operations, over the vesting period of the individual stock options.

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)

2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        (j)    Basic and Diluted Loss Per Share

               Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.

        (k)    Comprehensive Income

               SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has no comprehensive income items, other than the net loss, in any of the periods presented.

        (l)    Business Segments

               SFAS No. 131, Disclosures about Segments of an Enterprises and Related Information, establishes standards for reporting, information about operating segments in annual financial statements. It also establishes standards for disclosures about products and services, geographic areas and major customers. Information related to SFAS No. 131 is contained in Note 12.

        (m)    Recent Accounting Pronouncements

               In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Financial Accounting Standards Board have subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. The adoption of this pronouncement will not have a material effect on the Company's consolidated financial position or results of operations.

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)

2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        (m)    Recent Accounting Pronouncements (continued)

               In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued further guidance with respect to adoption of specific issues addressed by SAB No. 101. The adoption of SAB No. 101 did not have a material effect on the Company's consolidated financial position or results of operations.

               In March 2000, the FASB issued Interpretation No. 44 ("FIN No. 44"), Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB 25. FIN No. 44 clarifies
               (i) the definition of employee for purposes of applying APB Opinion No. 5, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000 but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain of the conclusions of FIN No. 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 did not have a material effect on the Company's financial position and results of operations. The adoption of the remaining conclusions did not have a material effect on the financial position or results of operations.


3.      ACCOUNTS RECEIVABLE

        Accounts receivable are recorded net of a $65,581 allowance for doubtful accounts at December 31, 2000 (1999 - $3,400).


4.      CAPITAL ASSETS

                                                         December 31,
                                   --------------------------------------------------------
                                                      2000                        1999
                                   --------------------------------------------------------
                                                   Accumulated     Net Book     Net Book
                                        Cost      Amortization       Value        Value
                                   --------------------------------------------------------

        Leasehold improvements ... $    4,940     $      494    $    4,446     $       -
        Computer software ........     87,251         72,907        14,344        12,892
        Computer equipment .......    119,165         34,354        84,811        32,207
                                   --------------------------------------------------------
                                   $  211,356     $  107,755    $  103,601     $  45,099
                                   ========================================================

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)

5.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        The principal components of accounts payable and accrued liabilities were as follows:

                                                                     December 31,
                                                            -------------------------------
                                                                   2000            1999
                                                            -------------------------------

        Trade payables ...................................     $  498,149      $   205,096
        Financing costs payable ..........................             -           131,879
        Other accrued liabilities ........................         43,014           33,783
                                                            -------------------------------
                                                               $  541,163      $   370,758
                                                            ===============================


6.      ADVANCES PAYABLE

        The advances payable from certain stockholders of the Company bear interest at prime plus one per cent and have no fixed terms of repayment. Subsequent to the year ended December 31, 2000, such advances were secured by certain assets of the Company.


7.      STOCKHOLDERS' EQUITY

        (a)    Authorized Stock

               The Company was initially incorporated on August 13, 1998 under the laws of British Columbia, Canada with 50,000,000 authorized common stock with no par value. On July 28, 1999 the Company was reincorporated in the State of Delaware.

               The Company has authorized 50,000,000 common stock with a par value of $0.001 per share. As a result of the reincorporation and change to par value shares, $37,930 was reclassified during 1998 from common stock to additional paid in capital.

        (b) On September 2, 1999 the Company's common stock were split, twenty-one thousand-for-one. All per share amounts of prior periods have been adjusted to reflect the split.

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)

7.      STOCKHOLDERS' EQUITY (CONTINUED)

        (c)    Stock-Based Compensation Plans

               During 1999, the Company established a Share Option Plan (the "option plan") which provides for options to be granted by the Company to its directors, officers, employees and consultants of the Company and affiliated companies. The Company has reserved a maximum of 1,695,400 common shares for issuance under the option plan. No options were granted prior to the establishment of the plan. At the date options are granted, the exercise price for an option shall not be less than the then market price of the common shares of the Company. Options granted are subject to certain vesting requirements.

               A summary of the status of the Company's stock option plan as of December 31, 2000 and 1999 and changes during the periods ending on those dates is presented below:

                                                         2000                      1999
                                               -------------------------- -----------------------
                                                              Weighted-               Weighted-
                                                               Average                 Average
                                                   Common     Exercise      Common    Exercise
               Options                             Shares       Price       Shares      Price
               ---------------------------------------------------------- -----------------------

               Outstanding at beginning
                  of period ..............         650,000    $   1.00         -     $   -
                    Granted ............           900,500        1.34     650,000      1.00
                    Exercised ..........           (25,000)       1.00         -         -
                    Cancelled ..........          (980,000)       1.10         -         -
                                               -------------------------- -----------------------
               Outstanding at end of period        545,500    $   1.42     650,000   $  1.00
                                               ========================== =======================

               Exercisable at end of period        200,000    $   1.39       4,167   $  1.00
                                               ========================== =======================

               The following table summarizes information about stock options outstanding at December 31, 2000:

                                                    Options Outstanding
               --------------------------------------------------------------------------------------------
                                                 Number                                        Number
                            Range of          Outstanding         Weighted-Average          Exercisable
                            Exercise        at December 31,           Remaining           at December 31,
                             Price               2000             Contractual Life             2000
               --------------------------------------------------------------------------------------------

                         $1.00 to $3.35            545,500             4 years              200,000

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)

7.      STOCKHOLDERS' EQUITY (CONTINUED)

        (c)    Stock-Based Compensation Plans (Continued)

               Under APB No. 25, because the exercise price of the Company's employee stock options generally equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

               Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, issued in October 1995, requires the use of the fair value based method of accounting for stock options. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the exercise period. During the periods ended December 31, 2000 and 1999, the Company issued no options to individuals other than employees and directors. SFAS 123, allows the Company to continue to measure the compensation cost of employee related stock options in accordance with APB 25. The Company has therefore adopted the disclosure-only provision of SFAS 123.

               Had compensation cost for the Company's share options granted to employees and directors been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123, pro forma net loss and net loss per share would have been as follows:

                                                                Year Ended      Year Ended
                                                              December 31,    December 31,
                                                                      2000            1999
                                                             --------------  --------------

               Net loss
                  As reported ............................   $ (2,973,572)     $ (770,903)
                  SFAS No. 123 pro forma adjustment ......       (429,209)         (9,271)
                                                             --------------  --------------
               Pro forma net loss .......................... $ (3,402,781)     $ (780,174)
                                                             ==============  ==============

               Loss per share, as reported ................. $      (0.37)     $    (0.17)
               SFAS No. 123 pro forma adjustment ...........        (0.05)              -
                                                             --------------  --------------
               Pro forma loss per share .................... $      (0.42)     $    (0.17)
                                                             ==============  ==============

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)

7.      STOCKHOLDERS' EQUITY (CONTINUED)

        (c)    Stock-Based Compensation Plans (continued)

               The weighted average Black-Scholes option pricing model value of options granted under the share option plan during the periods ended December 31, 2000 and 1999 were $1.04 and $0.17 per share, respectively. The fair value for these options was estimated at the date of grant using the following weighted average assumptions:

                                                                  Year Ended     Year Ended
                                                                December 31,   December 31,
                                                                        2000           1999
                                                              ---------------  -------------
               Assumption
               Volatility factor of expected market price
                  of the Company's shares .................           109.0%           5.3%
               Dividend yield ...............................           0.0%           0.0%
               Weighted average expected life of stock
               options ......................................        5 years        3 years
               Risk free interest rate ......................          5.32%          6.55%

        (d)    Warrants

               On August 2, 2000, under an arrangement with a customer, the Company granted warrants to purchase 549,532 shares of the Company. The term of the warrant was two years and will terminate earlier if not exercised on the fifteenth day that the Company's common shares close trading at a price equal to 200% of the warrant exercise price of $2.25 per share. The Company recorded a non-cash charge of $320,000. This amount was determined using an option pricing model assuming no dividends, full vesting on date of grant, a volatility of 43% and a weighted-average annualized risk-free rate of 6.0%.

               On July 28, 1999, and amended January 18, 2000 and February 15, 2000, the Company entered into an agreement with Bolder Venture Partners ("BVP") to have BVP complete a financing plan which will include an initial private placement (b), an Initial Public Offering ("IPO") (c), and a Follow-On Placement. In partial consideration of BVP's services, the Company will issue BVP warrants to purchase 1,232,136 shares exercisable for a five year term from July 28, 1999. 225,000 of the Warrants were exercised at $0.25 per share on January 18, 2000. As these Warrants became exercisable on August 28, 1999, the Company has recorded the fair value of these warrants of $58,320 as a corporate finance fee in the year ended December 31, 1999. The remaining Warrants became exercisable or will be exercisable as follows:

               (i) 557,136 of the Warrants became exercisable as of October 14, 1999 at a price of $1.00 per share;

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)

7.      STOCKHOLDERS' EQUITY (CONTINUED)

        (d)    Warrants (continued)

               (ii) 225,000 of the Warrants were exercisable upon completion of the IPO as of March 22, 2000 at a price per share equal to the IPO price (estimated to be $1.00 per share); and

               (iii) 225,000 of the Warrants will be exercisable immediately upon completion of the Follow-On Placement of not less than $3,000,000, at a price equal to the Follow-On private placement price.

               The exercise price of all warrants increase by 15% in each of the second, third, fourth and fifth years of the term of the Warrants.

               The 225,000 Warrants exercised January 18, 2000 were not contingent on obtaining financing and therefore have been accounted for as a compensatory finance fee equal to the fair market value of the shares on August 28, 1999 less the option price which amounted to $58,320. The remaining tranches will be accounted for in a similar manner except any difference between the fair value and the option price will be offset against share capital as receiving the warrants is contingent on raising the applicable capital. On October 14, 1999, 557,136 Warrants became exercisable on completion of a private placement. These warrants had a fair value of $142,123 and were recorded as an additional cost of raising the applicable capital. Under the agreement, BVP agreed to serve as corporate and financial advisors to the Company for a period of twelve months, commencing July 1, 1999 at a rate of $10,000 per month.

               On March 22, 2000 the second tranche of 225,000 warrants vested upon completion of the initial public offering.

        (e)    Initial Public Offering

               On March 22, 2000, the Company successfully completed its initial public offering in Canada of 2,250,000 shares of the Company's common stock at an offering price of $1.00 per share on the Canadian Venture Exchange ("CDNX").

               In connection with the Company's Initial Public Offering (the "IPO"), the Company granted to Canaccord Capital Corporation and Haywood Securities Inc. (the "Agents"), an aggregate of 225,000 share purchase warrants (the "Agents' Warrants") entitling the Agents up to 225,000 shares of the Company's common stock at any time up to the close of business on the first anniversary of the Company's listing on the CDNX at a price of $1.00 per share. 30,000 of these Agents' Warrants were exercised in September 2000, leaving an aggregate of 195,000 Agents' warrants outstanding.

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)

7.      STOCKHOLDERS' EQUITY (CONTINUED)

        (e)    Initial Public Offering (continued)

               The Company incurred cash costs of $509,435 in connection with the initial public offering. In addition, the Company recorded non-cash share issue costs of $138,744 and $75,000 relating to the issuance of Warrants and common stock as a result of the offering. The Company received net proceeds from the initial public offering of $1,740,565.


8.      FINANCIAL INSTRUMENTS

        (a)    Fair Value

               The carrying values of cash, accounts receivable, deposits, accounts payable and accrued liabilities income taxes payable and advances payable, as reflected in the balance sheet, approximate their respective fair values as at December 31, 2000 and 1999 because of the demand or short-term maturity of these instruments.

        (b)    Credit Risk and Economic Dependence

               Financial instruments which potentially subject the Company to credit risk consist of bank deposits and accounts receivable. Cash is deposited with high credit quality financial institutions. Accounts receivable consist of amounts receivable from trade and other receivables. The Company does not require collateral or other security to support accounts receivable. The Company estimates its allowance for doubtful accounts based on analysis of specific accounts and its operating history.

               The Company is subject to credit risk as it earns revenue from a limited number of customers. During the year ended December 31, 2000 - $75,973 (year ended December 31, 1999 - $58,418; initial period from inception, August 13, 1998 to December 31, 1998 - $15,236) of revenue was derived from a single customer. As at December 31, 2000 accounts receivable included $45,398 (1999 - $33,128) due from a single customer.

        (c)    Foreign Exchange Risk

               During the year ended December 31, 2000, the majority of the Company's operations were conducted in the United States of America.

               The Company also undertakes certain transactions in Canadian dollars and as such is subject to risk due to fluctuations in exchange rates. The Company does not use derivative instruments to reduce exposure to foreign exchange risk.

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)

9.      RELATED PARTY TRANSACTIONS

        Related party transactions not otherwise disclosed in these financial statements include:

        (a) During the year ended December 31, 2000 the Company paid consulting fees of $118,196 (year ended December 31, 1999 - $181,784; initial period from inception, August 31, 1998 to December 31, 1998 - $Nil) to a corporate stockholder for research, development and computer services;

        (b) As at December 31, 2000 accounts payable and accrued liabilities include $58,649 (1999 - $62,846) due to a corporate stockholder for operating costs paid on its behalf; and

        (c) During the year ended December 31, 2000, the Company incurred interest of $1,973 (year ended December 31, 1999 - $Nil; initial period from inception, August 31, 1998 to December 31, 1998 - $Nil) on advances from a certain stockholder of the Company.


10.     COMMITMENTS

        Future minimum operating lease payment for premises and equipment leases for the years ended December 31, are due as follows:

        2001 ................................................................  $      29,618
        2002 ................................................................         25,407
        2003 ................................................................          3,507
        2004 ................................................................            877
                                                                              ----------------
                                                                               $      59,409
                                                                              ================


11.     INCOME TAXES

        Income tax expense for the periods ended December 31, 2000, 1999 and 1998 was as follows:

                                                                              From inception
                                                                                  August 13,
                                              Year Ended        Year Ended           1998 to
                                            December 31,      December 31,      December 31,
                                                    2000              1999              1998
                                         ----------------  ----------------  ----------------

        Current ........................   $    (58,725)     $     102,557     $           -
        Deferred (recovery) ............              -                  -                 -
                                         ----------------  ----------------  ----------------
                                           $    (58,725)     $     102,557     $           -
                                         ================  ================  ================

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)

11.     INCOME TAXES (CONTINUED)

        The reported income tax provision differs from the amount computed by applying the statutory rate to the loss before income taxes. The reasons for this difference and the related tax effects are as follows:

                                                                                     From inception
                                                                                         August 13,
                                                          Year Ended     Year Ended         1998 to
                                                        December 31,   December 31,    December 31,
                                                                2000           1999            1998
                                                     ----------------  -------------  --------------

        Statutory tax rate ......................                35%            35%             45%
        Expected income tax (recovery) ..........     $  (1,061,304)   $  (232,866)      $ (16,171)
        Foreign tax rate differences and other ..            57,975        (48,185)            -
        Losses producing no current tax benefit             782,030        148,054          16,171
        Non-deductible expenses .................           162,574            -               -
        Benefit of prior year losses
        (recognized) ............................               -          (16,172)            -
        Foreign taxes on redomocile of Company ..               -          251,726             -
                                                     ----------------  -------------  --------------
                                                      $   (58,725)     $   102,557       $     -
                                                     ================  =============  ==============

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

        Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                                        December 31,
                                                                ------------------------------
                                                                          2000           1999
                                                                ---------------  -------------

        Deferred income tax assets ...........................
        Book tax base difference in assets ...................   $    170,936    $    69,436
        Net operating tax loss carry forwards ................        930,084        148,054
        Valuation allowance for deferred income tax asset ....     (1,101,020)      (217,490)
                                                                ---------------  -------------
        Net deferred income tax assets .......................             -              -
                                                                ---------------  -------------
        Deferred income tax liabilities ......................   $         -     $        -
                                                                ===============  =============

        Due to the uncertainty surrounding realization of the deferred income tax assets, the Company has 100% valuation allowance against its future income tax assets.

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)

11.     INCOME TAXES (CONTINUED)

        As of December 31, 2000, the Company has U.S. and Canadian tax loss carry forwards of approximately $2.4 million, which expire between 2007 and 2019, available to reduce future years' income for tax purposes.


12.     SEGMENTED INFORMATION

        The Company operates in one segment - electronic commerce services.

        The Company attributes revenue among geographical areas based on the location of the customers. During the year ended December 31, 2000, 98% of revenues were derived in Canada (year ended December 31, 1999 - 100%). Long-lived assets include capital assets and are located in Canada.

        The Company's customer sales concentration is discussed in Note 8 (b).

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


          Name                        Age      Positions
          ----                        ---      ---------
          Ted Henderson                39      President , Chief Executive Officer and
                                               Director (resigned November 10, 2000)

          Peter Fahlman                36      President and Chief Executive Officer
                                               (appointed November 11, 2000) and Director


          Lance Tracey(a)(b)           54      Director

          Dieter Heidrich(a)           61      Director
          Cliff Mah                    35      Director ( resigned  May 17, 2000)
          Paul MacNeill(b)             46      Director
          John Rose
          Edmund Shung                 55      Director ( appointed May 17, 2000)

                                       46      Chief Financial Officer



BIOGRAPHICAL INFORMATION

        Peter Fahlman - Mr. Fahlman, has been President of the Company since November 11, 2000 and director since September, 1998. Mr. Fahlman was previously the Vice President of Business Development from September , 1998 to November 11, 2000. Mr Fahlman was a partner in Data Direct Consulting Services, an internet software development company, since November, 1997; prior to that he was President of Prophase Development Corp., an online print services company, from May 1996 to December 1997; prior to that he was a consultant to Cybernet Technologies, from September 1995 to April 1996; prior to that he was a partner in Hyper Sound Recording, a high-tech music retail operation located in Vernon, British Columbia from May 1989 to January 1996.

        Lance Tracey - Secretary and a director of the Company since September 1, 1998; President of Code

Marketing Ltd. since January 1990; President and Director of Sutton Group Realty Services Inc. from January 1986 to present.

        Dieter Heidrich - Managing Director of Opus Capital, LLP, a Boulder, Colorado venture capital company, since October 1993 and a Director of the Company since September 1, 1998. Prior to that he was a general partner with Weiss, Peck, and Greer Venture Partners from October 1986 to October 1993


        Paul C. MacNeill - Partner with Campney & Murphy, Barristers and Solicitors, of Vancouver B.C., since 1981 and a Director of the Company since September 1, 1999.

        John T. Rose - Mr. Rose is currently an active investor in nine internet, software and communications companies. He also serves on the board of FatPipeU, a nation wide broadband skills training company based in Irvine, California.Mr. Rose was formerly the Senior Vice-President and General Manager for Compaq Computer Corporation's enterprise business with the responsibility for twelve operating divisions and approximately $14 billion in revenue . Prior to that appointment, he was the Group General Manager for Compaq's Desktop and Consumer Businesses. Mr Rose led the acquisitions of both Tandem Computers and Digital Equipment Corporation. Mr. Rose has been a director of the Company since May 17, 2000.

        Edmund Shung - Chief Financial Officer of the Company since November, 1998. Mr. Shung is currently a part-time independent contractor to the Company. Mr. Shung devotes 25% of his time to the Company and has served the Company in this capacity since November 1998. In June, 2000 Mr. Shung was appointed CFO and Secretary of Sourcesmith Industries Ltd. Mr. Shung has also been the Controller of Sutton Group Financial Services Ltd., a technology based real estate franchise company, from December 1995 to present. Prior to that he was President of Totemcolor Film Labs Ltd., a photo processing facility, from October, 1991 to November, 1995.

        Ted Henderson - Mr. Henderson was the Company's President, Chief Executive Officer and a director from October 4, 1999 to November 10, 2000. Prior to that he was Vice President of Business Development from February 1999 to September 1999; General Manager from October 1997 to February 1998, and a director of Corporate Development from October, 1996 to October, 1997 at Centrobe (an EDS company), a provider of end-to-end electronic business solutions. Prior to that he was Director of Business Operations at Echostar Communications Corporation from April, 1995 to September, 1996, a publicly held digital broadcast satellite communications manufacturing, distribution, and service provider. Prior to that he was Senior Vice President and Chief Financial Officer at Key Investments, Inc.(a Key Corp company), from September, 1992 to March, 1995, a financial services company.

        Cliff Mah - Mr. Mah was a director of the Company from September 1, 1999 to May 17, 2000. Partner with Bolder Venture Partners, LLC, a venture capital company, since June 1999. Prior to joining Bolder Venture Partners, he was an investment banker at Canaccord from November 1998 to May 1999 and at C.M. Oliver and Company from October 1996 to November 1998. Prior to that he became, through two leverage buy-outs, the President and controlling shareholder of Canadian Neon Ltd., a Vancouver based manufacturing company, in 1992 and Northwest Signs Ltd., a Seattle, Washington based manufacturing company, in 1993. Mr. Mah resigned as director of the Company on May 17, 2000.


Other Associations

        During the past five years, the principals of the Company have served as principals of the following reporting issuers during the periods and in the capacities noted below:

                                                             SYMBOL/
PRINCIPAL          REPORTING ISSUER                          EXCHANGE     CAPACITY                     PERIOD

                 -------------------------------------------            -----------------------      -------------------
Lance Tracey       Sutton Group Financial Services Ltd.      SUG/TSE      Director                     01/87 - present
                   ID Internet Direct Ltd.                   LKC/CDNX     Director and Officer         01/93 - 11/99
                   dba Telecom Corp.                         Dba/CDNX     Director                     07/92 - 01/96
                   Sourcesmith Industries Ltd.               SSM/CDNX     Director                     06/00 - present


Paul C. MacNeill   America Mineral Fields Inc.                            Director                     03/98 - present
                   Anaconda Uranium Corp.                    ANU/CDNX     Director                     12/97 - present
                   Axion Communications Inc.                 AXN/CDNX     Director                     08/96 - present
                   Consolidated Firstfund Capital Corp.      FFP/CDNX     Secretary                    09/92 - 06/95
                   Diagem International Resource Corp.       DGM/CDNX     Director                     12/97 - present
                   Jordex Resources Inc.                                  Secretary                    04/98 04/2000
                   Minefinders Corporation Inc.                           Director                     05/95 - present
                   Minefinders Corporation Inc.                           Secretary                    07/95 - present
                   Prospex Mining Inc.                                    Director                     10/93 - 06/99
                   Unique Broadband Systems Inc.                          Director                     07/97 - 01/01
                   Unique Broadband Systems Inc.                          Secretary                    07/97 - 08/97
                   Vision Gate Ventures Limited              VGV/CDNX     Director                     12/99-  present

Edmund Shung       Sutton Group Financial Services Ltd.      SUG/TSE      Secretary                    10/98 - present
                   Sutton Group Financial Services Ltd.      SUG/TSE      CFO                          10/00 - present
                   Sourcesmith Industries Ltd.               SSM/CDNX     Secretary/CFO                06/00 - present

ITEM 10.       EXECUTIVE COMPENSATION

        The following table sets forth information regarding compensation paid during the past three fiscal years to the Company's Chief Executive Officer:

                           SUMMARY COMPENSATION TABLE

                                                                                                 Long Term
                             Annual Compensation                      Awards                Compensation Payouts
                    ---------------------------------  ----------------------------------  ----------------------

      (a)             (b)       (c)            (d)       (e)       (f)          (g)         (h)        (i)
                                                                             Securities
                                                        Other   Restricted   Underyling     LTIP     All Other
Name and Principal   Year                               Annual     Stock     Option/SAR's  Payouts  Compensation
Position             ----    Salary ($)     Bonus ($)  Comp ($) Awards ($)      ($)        -------  ------------
--------                     ----------     ---------  -------- ----------   ------------

Ted Henderson(1)     2000    US  $96,249     $17,700      $0        $0          $0         $0         $0
  President and
  CEO                1999        $27,699       $0         $0        $0          $0         $0         $0
                     1998        $0            $0         $0        $0          $0         $0         $0

Peter Fahlman(2)     2000    Cdn.$94,720       $0         $0        $0          $0         $0         $0
  Interim
  President and      1999        $7,500        $0         $0        $0          $0         $0         $0
     CEO             1998        $0            $0         $0        $0          $0         $0         $0

Edmund Shung
    CFO              2000        $0            $0         $0        $0          $0         $0         $0
                     1999        $0            $0         $0        $0          $0         $0         $0

-------
(1) Mr. Henderson joined the Company on October 4, 1999 and resigned as President and CEO on November 10, 2000. On November 15, 2000 Mr. Henderson was paid $4,583.33 and on February 15, 2001 he was paid an additional amount of $4,583.33.
(2) Mr. Fahlman has served as the acting Chief Executive Officer while the Company conducted a search for permanent chief executive officer. Mr. Fahlman served in this capacity from August 13, 1998 to October 4, 1999, at which time he was replaced by Mr. Henderson. Mr. Fahlman did not receive any compensation for his service as CEO. Mr. Fahlman was appointed President and CEO on November 11, 2000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

       Prior to the adoption of the Stock Option Plan described below, no stock options were ever granted to or exercised by executive officers of the Company.

       On October 14, 1999, the Board of Directors adopted a stock option plan (the "Plan"), which provides for incentive stock options and non-statutory options to be granted to officers, employees, directors and consultants to the Company. The exercise price of each stock option granted shall not be less than the average closing price of the common stock of the Company listed on the CDNX for the ten trading days preceding the date the stock options are granted. The options granted pursuant to the Plan shall vest according to the terms set forth in each particular grant. A period of at least two years of continuous service by the optionee to the Company is required before the stock option shall be 100% vested. The term of the options cannot exceed five years. Options to purchase up to 1,695,400 shares of the Company's common stock may be granted under the Plan. During 2000, 900,500 options were granted to employees. As of April 5, 2001, 520,500 stock options remained unexercised (subject to the vesting rules). The balance of the options which were previously granted were cancelled after 30 days upon termination of employment of the grantee.

       In the fiscal year ending December 31, 2000, stock options were granted as follows:

                             NUMBER OF        % OF TOTAL
                              SHARES        OPTIONS GRANTED
                            UNDERLYING      TO EMPLOYEES IN       EXERCISE          EXPIRATION
           NAME           OPTIONS GRANTED     FISCAL YEAR           PRICE              DATE
    -------------------- ------------------ ----------------- ------------------ ------------------

    John Rose               75,000(1)             8.3%           US$3.35/share        5/16/05

(1) 1/3 vest immediately, another 1/3 vests on May 17, 2001 and the balance vests on May 17, 2002.


            AGGREGATED OPTION/SAR EXERCISES FY-END OPTION/SAR VALUES

       (a)                 (b)               (c)                     (d)                                (e)

                                                                                                Value of Unexercised
                         Shares                        Number of Securities Underlying          In-the Money Options/
                  Acquired on Exercise      Value    Unexercised Options/SARs at FY-End(#)       SARs at FY-End (#)
                  --------------------     Realized       Exercisable/Unexercisable          Exercisable/Unexercisable(1)
                                           --------       -------------------------          ----------------------------

Peter Fahlman
President & CEO
Unexercisable                                                                                           $0
Exercisable                -0-               -0-                   41,666(1)                            $0

-------
The year-end value represents the difference between the option exercise prices US $1.00 and the current market value of US $0.15 resulting in no value being assigned to the options. The market price as at December 29, 2000 was US$0.25

      Compensation of Directors. The directors of the Company are not currently compensated for serving as directors, each director has been granted an option to purchase 75,000 shares of Common Stock at $1.00 per share. 25,000 shares vested on January 12, 2000 and 25,000 will on each anniversary date through 2002. Outside director's travel expenses are reimbursed by the Company. Mr. Henderson and Mr. Fahlman receive compensation as officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 5, 2001 the number of shares of the Company's Common Stock beneficially owned by (a) owners of more than five percent of the Company's outstanding Common Stock who are known to the Company and (b) the Directors of the Company, individually, and the Executive Officers and Directors of the Company as a group, and (c) the percentage of ownership of the outstanding Common Stock represented by such shares. The security holders listed below are deemed to be the beneficial owners of shares of Common Stock underlying options and warrants which are exercisable within 60 days from the above date.


                                                       AMOUNT AND NATURE
                                                         OF BENEFICIAL         PERCENT OF
      NAME AND ADDRESS OF BENEFICIAL OWNER                 OWNERSHIP             CLASS

Peter Fahlman, President and CEO and a                         785,833(1)            7.61%
Director855 55A Street
Delta, B.C., V4M 3M3

Paul MacNeill, Director                                          50,000(2)            .48%
  1111 West Georgia Street, Suite 2100
 Vancouver, BC V6J 5B3

Lance Tracey, Director                                         639,713(3)            6.19%
555 West Hastings Street, Suite 1610
 Vancouver, BC V6H 4N6

Dieter Heidrich, Director                                      525,640(4)            5.09%
230 Green Rock Drive
Boulder, CO 80302

Robert Roker                                                   720,833(5)            6.98%
555 West Hastings Street, Suite 1610
 Vancouver, BC V6H 4N6

Brian Archer                                                   370,833(6)            3.59%
555 West Hastings Street, Suite 1610
 Vancouver, BC V6H 4N6

Scott Shaw                                                     552,563(7)            5.35%
555 West Hastings St, Suite 1628
 Vancouver, BC V6B 4N6

Daryl Yurek                                                    536,122(8)            5.19%
1327 Spruce Street, Suite 300
Boulder, CO 80302

Acacia Management Services                                     700,000(9)            6.77%
Kuttellgasse 4 CH-8001
Zurich, Switzerland

John Rose, Director                                            225,000(10)           2.18%
13826 Vintage Centre Drive
Houston, TX, 77069

Edmund Shung, CFO                                               12,000(11)            .12%
555 West Hastings Street, Suite 1628
Vancouver, B.C., V6B 4N6

All Directors and Executive Officers as a group               2,234,019(12)           21.62%

------------------------
(1) Includes 45,833 options exercisable presently or within 60 days. 40,000 of these shares are held in the name of Michelle Fahlman, Mr. Fahlman's wife. The remaining shares are beneficially owned through a 40% ownership by Mr. Fahlman of DataDirect Holdings, Inc. which owns 1,750,000 shares of the Company.
(2)  Includes 50,000 options exercisable presently or within 60 days .
(3) Includes 50,000 options exercisable presently or within 60 days, 20,000 shares held in the name of Mr. Tracey's wife and 210,613 shares represented by a 12.035% ownership interest of Sutton Group Financial Services controlled by his wife. The remaining shares are beneficially owned through Mr. Tracey's ownership of 20.52% of Sutton group Financial Services Ltd., which owns 1,750,000 shares of the Company.
(4) Includes 50,000 options exercisable presently or within 60 days, 45,450 of the shares are held jointly by Mr. Heidrich and his wife. 80,000 share are held by Heidrich Family LLP . 160,000 shares are owned by Opus Capital Fund, LLC of which Mr. Heidrich is a general partner and manager of the fund giving beneficial ownership to Mr. Heidrich. 190,190 shares are held by Opus Capital LLC.
(5) Includes 20,833 options exercisable presently or within 60 days. The remaining shares are beneficially owned through a 40% ownership by Mr. Roker of DataDirect Holdings, Inc. which owns 1,750,000 shares of the Company.
(6) Includes 20,833 options exercisable presently or within 60 days. The remaining shares are beneficially owned through a 20% ownership by Mr. Archer of DataDirect Holdings, Inc. which owns 1,750,000 shares of the Company.
(7) Mr. Shaw owns 19.54% of Sutton Group Financial Services, Ltd. which owns 1,750,000 of the Company's common stock giving Mr. Shaw beneficial ownership to these shares and 210,613 shares represented by a 12.035% ownership interest of Sutton Group Financial Services controlled by his wife.
(8) Includes 66,840 shares and 469,282 warrants held both by Bolder Venture Partners, LLC of which Mr. Yurek is a 60% partner.
(9) These shares were transferred by Sutton Group Financial Services Ltd. and DataDirect Holdings Inc. in January 2000.
(10) Includes 25,000 options exercisable presently or within 60 days.
(11) Includes 5,000 options exercisable presently or within 60 days.
(12) Includes 225,833 options exercisable presently or within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has entered into transactions with its officers and directors, and with principal shareholders listed in Item 11 or affiliated entities as described below.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

         On November 10, 2000 Mr. Henderson resigned as President, CEO and Director of the Company.

         Peter Fahlman -On November 26, 1999 the Company and Mr. Fahlman, the current President and CEO and a director of the Company and formerly the Vice President of Business Development , entered into an employment agreement commencing on November 26, 1999. Under the terms of the agreement, the Company will pay to Mr. Fahlman the sum of Cdn. $7,500 per month. Effective November 16, 2001 Mr. Fahlman's salary was increased to CAD $ 9,860 per month. Mr. Fahlman continues to hold incentive stock options to acquire 50,000 shares of the Company's common stock at a price of US $1.00 per share for a period of five years. The options vest over a thirty-six month period as follows: 1/36 of the options will vest in upon signing of the agreement and 1/36 of the options will vest each month thereafter. The options vest immediately if Mr. Fahlman is terminated for good reason or is terminated without cause. In his capacity as a director of the Company, Mr. Fahlman was subsequently granted stock options to acquire an additional 25,000 common shares at $1.00 per share which stock options vested immediately.




Other Employment Agreements

         The Company has entered into employment agreements with two other employees with a range of salary levels and benefits. The employment agreements have no fixed term. The two employees are paid CAD$7,500 per month. The employees under these agreements have received each incentive stock options to purchase 50,000 shares of the Company's common stock at exercise prices of US $1.00 per share. Certain of the employment agreements also contain twelve month non-competition and confidentiality provisions, and provide for the immediate vesting of all stock options and six months severance pay in the event the agreement is terminated by the employee as a result of a failure by the Company to pay an amount due to the employee under the agreement, or if the agreement is terminated by the Company without cause.

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

         Under the terms of the Consulting Agreement, Bolder agrees to provide consulting services to the officers of the Company relating to matters of corporate development, strategic planning, raising of capital and other financial matters, and to assist with certain private placements and public offerings of the Company's securities, including this offering. In consideration of these services, the Company agreed to pay Bolder Venture Partners a monthly retainer of US $10,000, and purchase warrants to acquire up to 1,232,136 shares of the Company's common stock for a period of five years from July 28, 1999. The remaining warrants will be exercisable as follows:

        - 225,000 of the warrants at US $0.25 per share on July 28, 1999 were exercised;
        -       557,136 at US $1.00 per share as amended on February 15, 2000;
        -       225,000 at US $1.00 per share upon completion of this offering;
                and

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




DataDirect Consulting Services Inc.
During the year, the Company paid computer consulting fees of $118,196 (1999 - $181,784) to DataDirect Consulting Services Inc., a wholly owned subsidiary of DataDirect Holdings Inc. DataDirect Holdings Inc. is owned 40% by Mr. Fahlman and 40% by Robert Roker and 20% by Mr. Brian Archer.

Sutton Group Financial Services Ltd.
         The Company has had accounts payables and accrued liabilities of $58,649 (1999-$62,846) due to Sutton Group Financial Services Ltd. for operating costs paid by Sutton on behalf of the Company. Sutton Group is 20.52% beneficially owned by Lance Tracy and 19.54% beneficially owned by Scott Shaw.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS. The following Exhibits are filed herewith or have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein:

EXHIBIT NUMBER   DESCRIPTION OF EXHIBIT
---------------  --------------------------------------------------------------------------
3.1              Certificate of Domestication of E-xact Transactions Ltd.*
3.2              Certificate of Incorporation of E-xact Transactions Ltd.*
3.3              Bylaws*
10.1             Amended Sponsorship Agreement dated January, 2000 between E-xact
                 Transactions Ltd., Inc. and Canaccord Capital Corporation*
10.2             Lease dated April 22, 1999 between Harbour Centre Complex Limited as attorney-in-fact for Lord Realty Holdings Limited and Privest Properties
                 Ltd. (Landlord) and E-xact Transactions Ltd.*
10.3             Stock Option Plan*
10.4             Letter Agreement dated September 16, 1999 between E-xact Transactions Ltd.
                 And Ted Henderson.*
10.5             Letter Agreement dated July 28, 1999 between E-xact Transactions Ltd. And
                 Bolder Venture Partners, LLC.*
10.6             Management Agreement dated April 15, 1999 between DataDirect Holdings, Inc.
                 and Peter Fahlman, and Robert Roker, and E-xact Transactions Ltd.*
10.7             Form of Employment Agreement executed between E-xact Transactions Ltd. and each of Peter Fahlman, Robert Roker and Brian Archer**
10.8             Confidentiality Agreement dated December 10, 1999 between E-xact
                 Transactions Ltd. and Ted Henderson**
10.9             Amended Letter Agreement dated January 18, 2000 between E-xact Transactions
                 Ltd. and Bolder Venture Partners, LLC.***
10.1             Agency Agreement Amendment dated January 19, 2000 between E-xact
                 Transactions Ltd. and Canaccord Capital Corporation.***
10.11            Sublease Agreement dated December 14, 1999 between E-xact Transactions Ltd.
                 and Kinder Morgan, Inc.***
23.1             Consent of Deloitte & Touche LLP, Independent Auditors.

--------------------
        *       Filed with Registration Statement on Form SB-2 filed October 22,
                1999.
        ** Filed with Registration Statement on Amendment No. 1 to Form SB-2 filed December 22, 1999.
        *** Filed with Registration Statement Amendment No. 2 to Form SB-2 filed February 8, 2000.
        **** Filed with Registration Statement Amendment No. 3 to Form SB-2 filed February 11,2000.

        b) Reports on Form 8-K. During the last quarter of the period covered by this report, the Company filed reports on Form 8-K as listed below.
                Form 8-K filed on December 6, 2000 : RE: News release on appointment of Peter Fahlman as President and CEO and resignation of Ted Henderson as President and CEO.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 E-xact Transaction Ltd.

Date: April 16, 2001                             By:  /s/ Peter Fahlman
--------------------                                ---------------------------
                                                    Peter Fahlman
                                                    President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                              Title                            Date
        ----------                              -----                            ----

 /s/ Peter Fahlman                             President and               April 16, 2001
---------------------------------              Director
Peter Fahlman

 /s/ Edmund Shung                              Chief Financial Officer     April 16, 2001
---------------------------------
Edmund Shung

 /s/ Lance Tracey                              Director                    April 16, 2001
---------------------------------
Lance Tracey


 /s/ Dieter Heidrich                           Director                    April 16, 2001
---------------------------------
Dieter Heidrich

 /s/  John Rose                                Director                    April 16, 2001
-----------------------------------------------
John Rose

 /s/ Paul MacNeill                             Director                    April 16, 2001
---------------------------------
Paul MacNeill

                                 EXHIBIT INDEX

EXHIBIT NUMBER   DESCRIPTION OF EXHIBIT
---------------  --------------------------------------------------------------------------
3.1              Certificate of Domestication of E-xact Transactions Ltd.*
3.2              Certificate of Incorporation of E-xact Transactions Ltd.*
3.3              Bylaws*
10.1             Amended Sponsorship Agreement dated January, 2000 between E-xact
                 Transactions Ltd., Inc. and Canaccord Capital Corporation*
10.2             Lease dated April 22, 1999 between Harbour Centre Complex Limited as attorney-in-fact for Lord Realty Holdings Limited and Privest Properties
                 Ltd. (Landlord) and E-xact Transactions Ltd.*
10.3             Stock Option Plan*
10.4             Letter Agreement dated September 16, 1999 between E-xact Transactions Ltd.
                 And Ted Henderson.*
10.5             Letter Agreement dated July 28, 1999 between E-xact Transactions Ltd. And
                 Bolder Venture Partners, LLC.*
10.6             Management Agreement dated April 15, 1999 between DataDirect Holdings, Inc.
                 and Peter Fahlman, and Robert Roker, and E-xact Transactions Ltd.*
10.7             Form of Employment Agreement executed between E-xact Transactions Ltd. and each of Peter Fahlman, Robert Roker and Brian Archer**
10.8             Confidentiality Agreement dated December 10, 1999 between E-xact
                 Transactions Ltd. and Ted Henderson**
10.9             Amended Letter Agreement dated January 18, 2000 between E-xact Transactions
                 Ltd. and Bolder Venture Partners, LLC.***
10.1             Agency Agreement Amendment dated January 19, 2000 between E-xact
                 Transactions Ltd. and Canaccord Capital Corporation.***
10.11            Sublease Agreement dated December 14, 1999 between E-xact Transactions Ltd.
                 and Kinder Morgan, Inc.***
23.1             Consent of Deloitte & Touche LLP, Independent Auditors.

--------------------
        *       Filed with Registration Statement on Form SB-2 filed October 22,
                1999.
        ** Filed with Registration Statement on Amendment No. 1 to Form SB-2 filed December 22, 1999.
        *** Filed with Registration Statement Amendment No. 2 to Form SB-2 filed February 8, 2000.
        **** Filed with Registration Statement Amendment No. 3 to Form SB-2 filed February 11,2000.