Form 10QSB
period 2001-03-31
E XACT TRANSACTIONS LTD
filed 2001-05-21
CIK 1096781

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTER ENDED MARCH 31, 2001


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

  555 WEST HASTINGS STREET, SUITE 2410             VANCOUVER, B.C., V6B 4N4
 (Address of principal executive offices)           (City, state, zip code)


       Registrant's telephone number, including area code: (604) 691-1670

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X   No
                               ----    ----

Transitional Small Business Disclosure format (check one):

                           Yes      No  X
                               ----    ----

The number of shares outstanding of the Registrant's $0.001 par value common stock on May 21, 2001 was 8,502,000.

                               Page 1 of 14 Pages

                            E-XACT TRANSACTIONS, LTD
                                   FORM 10-QSB
                                TABLE OF CONTENTS



   PART I.        FINANCIAL INFORMATION                                               PAGE
                                                                                      ----
     Item 1.      Consolidated balance sheets -
                  March 31, 2001 and December 31, 2000                                  3

                  Consolidated statements of operations - Three Months Ended
                  March 31, 2001 and 2000                                               4

                  Consolidated statements of cash flows -
                        Three Months Ended March 31, 2001 and 2000                      5

                  Notes to consolidated financial statements                            6 - 9

     Item 2.      Management's discussion and analysis of financial condition
                  and results of operations                                             10 -12

  PART II.        OTHER INFORMATION

     Item 1.      Legal Proceedings                                                     13

     Item 2.      Changes in Securities                                                 13

     Item 3.      Defaults Upon Senior Securities                                       13

     Item 4.      Submission of Matters to a Vote of Security Holders                   13

     Item 5.      Other Information                                                     13

     Item 6.      Exhibits and Reports on Form 8-K                                      13

                  Signature                                                             14

EXACT TRANSACTIONS LTD.
CONSOLIDATED  BALANCE SHEETS
Expressed in US Dollars
================================================================================


                                                                     March 31           December 31
                                                                       2001                2000
                                                                   ------------        ------------
                                                                    Unaudited
ASSETS
Current

    Cash                                                           $     30,648        $     10,476

    Accounts receivable (Note 3)                                        112,686              72,671

    Prepaid expenses and deposits                                        16,994               5,356
                                                                   ------------        ------------
                                                                        160,328              88,503

   Capital assets                                                        93,407             103,601
                                                                   ------------        ------------
                                                                   $    253,735        $     92,104
                                                                   ============        ============

LIABILITIES AND CAPITAL DEFICIENCY

    Accounts payable and accrued liabilities
      (Note 4)                                                     $    583,460        $    541,163

    Income taxes payable                                                 71,909              71,909

    Advance payable                                                     370,844             222,558
                                                                   ------------        ------------

                                                                      1,026,213             835,630
                                                                   ============        ============



Continuing operations (Note 1)

(CAPITAL DEFICIENCY)
 Common stock, common shares issued and outstanding (Note 5)
   8,502,000 at March 31, 2001 and Dec. 31, 2000                          8,502               8,502

Additional paid-in capital                                            3,128,382           3,128,382

Accumulated deficit                                                  (3,909,362)         (3,780,410)
                                                                   ------------        ------------
                                                                       (772,478)           (643,526)
                                                                   ------------        ------------
                                                                   $    253,735        $    192,104
                                                                   ============        ============



See accompanying notes to consolidated financial statements

EXACT TRANSACTIONS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
 Expressed in US Dollars
================================================================================


For the three month period ended March 31     2001                 2000
                                           ------------        ------------
                                            Unaudited           Unaudited

Revenue                                         117,751              49,009


Cost of sales                                    14,581              11,935
                                           ------------        ------------

Gross margin                                    103,170              37,074
                                           ------------        ------------

 Expenses:

  General and administrative                    146,563             251,553

  Sales and marketing                            23,624             110,629

  Research and development                       64,280             157,990
                                           ------------        ------------

                                                234,467             520,172
                                           ------------        ------------
Operating Income (Loss)                        (131,297)           (483,098)
                                           ------------        ------------
Other Income (Expenses)

  Interest Income                                 1,865               2,486

  Gain on disposal of capital assets                200                  --

  Foreign exchange gain (loss)                      280             (19,141)
                                           ------------        ------------

                                                  2,345             (16,655)
                                           ------------        ------------
Net  (Loss) Before Income Taxes                (128,952)           (499,753)

Income taxes                                         --              78,690
                                           ------------        ------------

                                               (128,952)           (421,063)

(Deficit), beginning of period               (3,780,410)           (741,110)
                                           ------------        ------------

(Deficit), end of period                     (3,909,362)         (1,162,173)
                                           ============        ============


Basic loss per share                       $      (0.02)       $      (0.07)
                                           ------------        ------------


See accompanying notes to consolidated financial statements

E-XACT TRANSACTIONS LTD.
CONSOLIDATED STATEMENT OF CASH FLOWS
Expressed in US Dollars
================================================================================


For the three month period ended March 31                                     2001                2000
                                                                          ------------        ------------
                                                                            Unaudited           Unaudited

   OPERATING ACTIVITIES

    Net Loss                                                                  (128,952)           (421,063)
    Item not affecting cash:

          Amortization                                                          10,196               8,081
                                                                          ------------        ------------
                                                                              (118,756)           (412,982)

   Net change in operating assets and liabilities

         (Increase) in accounts receivable                                     (40,015)            (17,350)
         (Increase) in prepaid expenses and deposits                           (11,640)            (29,721)

         (Increase) in income taxes recoverable                                     --             (78,690)
         Increase in accounts payable and accrued liabilities                   42,297             131,303
                                                                          ------------        ------------

                                                                              (128,114)           (407,440)
                                                                          ------------        ------------

  FINANCING ACTIVITIES
    Proceeds on issuance of capital stock, net of offering costs                    --           1,733,211

    Proceeds on notes payable                                                  148,286                  --

    Deferred share issue costs, net of related accounts payables                    --             163,704
                                                                          ------------        ------------

                                                                               148,286           1,896,915
                                                                          ------------        ------------
INVESTING ACTIVITY

  Purchase of capital assets                                                        --             (75,590)
                                                                          ------------        ------------
                                                                                    --             (75,590)
                                                                          ------------        ------------

  INCREASE IN CASH                                                              20,172           1,413,885

  CASH, BEGINNING OF PERIOD                                                     10,476             280,899
                                                                          ------------        ------------
  CASH, END OF PERIOD                                                           30,648           1,694,784
                                                                          ============        ============



Supplemental non cash investing and financing cash flow disclosure:



  Warrants issued for financing                                           $         --        $    138,744
                                                                          ============        ============


  Common stock issued to underwriters                                     $         --        $     75,000
                                                                          ============        ============


See accompanying notes to consolidated financial statements

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN US DOLLARS)


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

         The Company incurred a net loss of $128,952 for the quarter ended March 31, 2001 and at March 31, 2001 had a working capital deficiency of $865,884 and capital deficiency of $772,478. The success of the Company's future operations is dependent upon attaining profitable operations, and upon its ability to raise additional financing. Management's plans include obtaining the continued support of creditors, raising additional financing and, ultimately, positioning the Company for profitable operations.

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


2.       BASIS OF PRESENTATION

         The accompany unaudited financial statements do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (US
         GAAP). In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2001, and for all periods presented, have been included.

         The unaudited balance sheet, statements of operations and deficit and statements of cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America which conform in all material aspects with Canadian generally accepted accounting principles for interim financial statements. The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN US DOLLARS)


2.       BASIS OF PRESENTATION (continued)

         Exchange Commission ("SEC") and the relevant guidance of the Canadian Institute of Chartered Accountants ("CICA"). These interim financial statements follow the same accounting policies and methods of applications as the most recent annual financial statements dated December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Canadian statutory annual report and filing with the SEC on form 10K-SB for the fiscal year ended December 31, 2000.


3.       ACCOUNTS RECEIVABLE

         Accounts receivable are recorded net of a $29,926 allowance for doubtful accounts at March 31, 2001 (December 31, 2000 - $65,581).


4.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         The principal components of accounts payable and accrued liabilities were as follows:


                               -----------------------------------
                               March 31, 2001    December 31, 2000
                               --------------    -----------------
                                 Unaudited
Trade payables                  $    532,451       $    498,149
Other accrued liabilities       $     51,009       $     43,014
                                ------------       ------------
                                $    583,460       $    541,163
                                ============       ============

5.       SHARE CAPITAL

         As at May 18, 2001, there were 8,502,000 common shares issued and outstanding. As at May 18,2001 there were 498,500 options issued and outstanding at exercise prices ranging from $1.00 to $3.35 with remaining weighted-average contractual lives of approximately 4 years. In addition, as at May 18, 2001, there were 1,556,668 warrants issued and outstanding, entitling the holders to acquire 1,331,668 common shares at prices ranging from $1.00 to $2.25 and 225,000 common shares at a price to be based on a follow-on private placement.

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN US DOLLARS)



6.       FINANCIAL INSTRUMENTS

         (a)      Fair Value

         The carrying values of cash, accounts receivable, deposits, accounts payable and accrued liabilities income taxes payable and advances payable, as reflected in the balance sheet, approximate their respective fair values as at March 31, 2001 and December 31,2000 because of the demand or short-term maturity of these instruments.

         (b)      Credit Risk and Economic Dependence

                  Financial instruments which potentially subject the Company to credit risk consist of bank deposits and accounts receivable. Cash is deposited with high credit quality financial institutions. Accounts receivable consist of amounts receivable from trade and other receivables. The Company does not require collateral or other security to support accounts receivable. The Company estimates its allowance for doubtful accounts based on analysis of specific accounts and its operating history. During the three months ended March 31, 2001 11 % of revenue was derived from two customers (2000-68%)

7.       RELATED PARTY TRANSACTIONS

         Related party transactions not otherwise disclosed in these financial statements include:

         (a) During the three month period ended March 31, 2001, the Company incurred interest of $8,286 (2000 - $Nil); on advances from certain stockholders of the Company.

         (b) During the three month period ended March 31,2001, the Company incurred accounting fees of $12,000 (2000-$9,500) from a company related to a stockholder of the Company

8.       SEGMENTED INFORMATION

         The Company operates in one segment - electronic commerce services.

         The Company attributes revenue among geographical areas based on the location of the customers. During the quarter ended March 31, 2001, 100% of revenues were derived in Canada (quarter ended March 31, 2000 - 100%). Long-lived assets include capital assets and are located in Canada.

         The Company's customer sales concentration is discussed in Note 6(b).

         E-XACT TRANSACTIONS LTD

9.       SUBSEQUENT EVENTS

         On April 27, 2001 the Company announced that it had arranged, subject to regulatory approval, a non-brokered private placement of 2,000,000 special warrants at US$0.20 per special warrant, for total proceeds of US$400,000. Each special warrant consists of one common share (at no cost to the holder) and one purchase warrant. Each purchase warrant will entitle the holder to purchase one additional common share at a price of US$0.23 per share in the first year and US$0.27 per share in the second. year.

         E-XACT TRANSACTIONS LTD


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

         The consolidated financial statements of the Company are prepared in accordance with accounting policies generally accepted in the United States of America which for this Company complies in all material respects with Canadian generally accepted accounting principles. The Company provides real-time financial transaction processing services using web-centric technology. Its electronic commerce (e-commerce) software services allow PC based cash registers, PCs, point-of-sale terminals, computer systems and proprietary product platforms to accept credit card payments and submit those payments to various payment processing companies for pre-authorization, authorization and settlement/deposit. The Company is approved to act as a third party payment processor to conduct transaction processing with major banks in North America.

         The Company's success will depend largely upon its ability to compete successfully, develop new products and services and market them successfully in a market that is becoming increasingly competitive.

         E-XACT TRANSACTIONS LTD


         Results of Operations

         Interim Financial Results

         (All amounts are expressed in U.S. dollars)

         The Company earns its revenues by charging its customers setup fees, monthly account maintenance fees and transaction fees for usage of its services. Transaction fees are based on the number of transactions processed in a month.

         Revenues. During the three month period ended March 31, 2001, revenues were $117,751 compared to $49,009 for the three months ended March 31, 2000. Revenues were derived primarily from transaction processing fees and monthly service fees. Gross margins increased from 76% in 2000 to 88% in the quartered ended March 31, 2001. The increased was due primarily higher sales volumes without the need for increasing delivery capacity.

         Expenses. During the quarter ended March 31, 2001, the Company embarked on an aggressive campaign to reduce its operating expenses. Total expenses during the three months ended March 31, 2001 amounted to $234,467 compared to $520,172 for the three months ended March 31, 2000.

         General and Administrative (G&A). During the three months ended March 31, 2001, G&A expenses were $146,563 compared to $251,553 for the comparable period in 2000. Consulting fees decreased from $61,219 in 2000 to $1,747 in 2001 while wages and salaries decreased from $97,720 in 2000 to $48,452. The Company began reducing its personnel in the fourth quarter of 2000 and the first quarter of 2001. This process was completed by the end of March 31, 2001.

         Sales and Marketing. Sales and Marketing expenditures decreased from $110,629 for the three months ended March 31, 2000 to $23,624 for the corresponding period in 2001. The Company reduced its marketing budget as it concentrated its resources on ensuring that it was able to meet it operating expenses.

         Research and development. Research and development expenses consist primarily of compensation expenses and consulting fees to support the development of the Company's software, services and technologies. Research and development expenditures were $64,280 for the three months ended March 31, 2001 compared to $157,990 for the comparable period in 2000. The decrease in expenses was due to a reduction in personnel as well as a reduction in the use of outside consultants. The Company believes that these reductions will not impede the Company's ability to development its software programs.

         Net loss. The Company incurred a net loss ( before income taxes ) of $128,952 for the three months ended March 31, 2001 compared to a loss of $421,062 in 2000. The net loss in the first quarter of 2001 consisted primarily of operational expenses compared to 2000 which included startup expenses for the US office as well operational expenses.

         E-XACT TRANSACTIONS LTD


         In July 1999, the FASB announced a delay of the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to the first quarter of 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities . It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001 with no material effect on the Company's financial position or results of operations.

         Liquidity & Capital Resources

         Cash flow. The Company's net cash flows used for operating activities during the three months ended March 31, 2001 was a negative $128,115 compared to a negative $407,439 for the three months ended March 31, 2000. The loss was financed by advances from certain shareholders. No investment was made in capital equipment during the quarter ended March 31, 2001.During the quarter ended March 31, 2001 shareholder advances amounted to $148,286. These advances were used to cover the Company's operating expenses. The Company's negative cash flow from operations is the result of inadequate sales revenue to support operating expenses. Management will continue to review its operations and adjust its operations based on market conditions.

         Capital resources. The Company had a working capital deficiency of $865,884 as at March 31, 2001 compared to a deficiency of $747,127 as at December 31, 2000.

         Management believes that the Company will continue to incur losses through the remainder of 2001. In the event that cash flow from operations, together with the proceeds of any future financings, are insufficient to meet these expenses, the Company will be required to re-evaluate its planned expenditures and allocate its total resources in such manner as the board of directors and management deems to be in the best interest of the Company and its stockholders.

         Subsequent events

         On April 27, 2001 the Company announced that it had arranged, subject to regulatory approval, a non-brokered private placement of 2,000,000 special warrants at US$0.20 per special warrant, for total proceeds of US$400,000. Each special warrant consists of one common share (at no cost to the holder) and one purchase warrant. Each purchase warrant will entitle the holder to purchase one additional common share at a price of US$0.23 per share in the first year and US$0.27 per share in the second. year.

         The Company is currently negotiating with its trade suppliers and creditors. The success of the company is dependant upon the continuing support of its creditors, its ability to continue to raise financing to fund operations and ultimately upon its ability to achieve profitable operations.

E-XACT TRANSACTIONS LTD


     Part II.  Other Information

Item 1. Legal Proceedings

     Not applicable

Item 2. Changes in Securities

     No change

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K.
         No form 8-K reports were file in the quarter ended March 31, 2001

                             E-XACT TRANSACTIONS LTD

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933 the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             E-XACT TRANSACTIONS LTD
                                                   (Registrant)


Dated:   May 21, 2001                        By: /s/ Peter Fahlman
                                                 -------------------------------
                                                 Peter Fahlman
                                                 President and CEO