Form 10QSB
period 2001-06-30
E XACT TRANSACTIONS LTD
filed 2001-08-20
CIK 1096781

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTER ENDED JUNE 30, 2001

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 333-89561


                            E-XACT TRANSACTIONS, LTD
                            ------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                98-0212722
       (State of Incorporation)               (IRS Employer Identification No.)

  555 WEST HASTINGS STREET, SUITE 2410           VANCOUVER, B.C. , V6B 4N4
(Address of principal executive offices)          (City, state, zip code)

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

                                 Yes [X] No [ ]

Transitional Small Business Disclosure format (check one):

                                 Yes [ ] No [X]

The number of shares outstanding of the Registrant's $0.001 par value common stock on August 15, 2001 was 8,502,000.

                               Page 1 of 18 Pages

                            E-XACT TRANSACTIONS, LTD
                                   FORM 10-QSB
                                TABLE OF CONTENTS


                                                                                      PAGE
                                                                                      ----
   PART I.        FINANCIAL INFORMATION

     Item 1.      Consolidated balance sheets -
                  June 30, 2001 and December 31, 2000                                 3

                  Consolidated statements of operations - three months ended
                  June  30, 2001 and six months ended June 30, 2001                   4

                  Consolidated statements of cash flows -
                  Six months ended June 30, 2001 and 2000                             5

                  Notes to consolidated financial statements                          6 - 12

     Item 2.      Management's discussion and analysis of financial condition
                  and results of operations                                           13 -16

  PART II.        OTHER INFORMATION

     Item 1.      Legal Proceedings                                                   17

     Item 2.      Changes in Securities                                               17

     Item 3.      Defaults Upon Senior Securities                                     17

     Item 4.      Submission of Matters to a Vote of Security Holders                 17

     Item 5.      Other Information                                                   17

     Item 6.      Exhibits and Reports on Form 8-K                                    17

                  Signature                                                           18

E-XACT TRANSACTIONS LTD.                                            Exhibit "A"
CONSOLIDATED BALANCE SHEET
Unaudited - Expressed in US Dollars
================================================================================


                                                                   June 30          December 31
                                                                     2001              2000
                                                                  -----------       -----------
ASSETS
CURRENT
  Cash                                                            $    25,520       $    10,476
  Accounts receivable (Note 3)                                        112,881            72,671
  Prepaid expenses and deposits                                        13,803             5,356
                                                                  -----------       -----------
                                                                      152,204            88,503
 Capital assets (Note 4)                                               83,214           103,601
                                                                  -----------       -----------
 TOTAL ASSETS                                                     $   235,418       $   192,104
                                                                  ===========       ===========

LIABILITIES
CURRENT
  Accounts payable and accrued liabilities (note 5)               $   529,939       $   541,163
  Income taxes payable                                                 71,911            71,909
  Advance payable (note 6)                                             67,647           222,558
                                                                  -----------       -----------
TOTAL CURRENT LIABILITIES                                         $   669,497       $   835,630
                                                                  ===========       ===========

CONTINUING OPERATIONS (Note 1)
COMMITMENTS (Note 10)

(CAPITAL DEFICIENCY)
 Common stock, common shares issued and outstanding (Note 7)
  8,502,000 at June 30, 2001 and at December 31, 2000             $     8,502       $     8,502
   Additional paid-in capital                                       3,128,382         3,128,382
  Special warrants                                                    400,000                --
   Accumulated deficit, per Exhibit "B"                            (3,970,963)       (3,780,410)
                                                                  -----------       -----------
Capital deficiency                                                $  (434,079)      $  (643,526)
                                                                  -----------       -----------
TOTAL CAPITAL DEFICIENCY AND LIABILITIES                          $   235,418       $   192,104
                                                                  ===========       ===========

E-XACT TRANSACTIONS LTD.                                             Exhibit "B"
CONSOLIDATED STATEMENT OF OPERATIONS
 Unaudited - Expressed in US Dollars
================================================================================



                                                              3 months ended                    6 months ended
                                                           2001            2000             2001              2000
                                                         June 30          June 30          June 30           June 30
                                                       ------------     ------------     ------------     ------------
Revenue                                                $     97,933     $     50,022     $    182,858     $    103,021

Cost of sales                                                20,164           29,764           34,745           42,707
                                                       ------------     ------------     ------------     ------------
Gross margin                                           $     77,769     $     20,258     $    148,113     $     60,314
                                                       ------------     ------------     ------------     ------------

Expenses
  General and administrative expenses                  $     98,675     $    420,955     $    214,237     $    713,744
  Sales and marketing                                         6,280          313,763           29,904          433,579
  Research and development                                   41,949          317,286          106,229          475,678
                                                       ------------     ------------     ------------     ------------
                                                       $    146,904     $  1,052,004     $    350,370     $  1,623,001
                                                       ------------     ------------     ------------     ------------

Operating Income (Loss)                                $    (69,135)    $ (1,031,746)    $   (202,257)    $ (1,562,687)
                                                       ------------     ------------     ------------     ------------
Other Income
  Interest Income                                      $        217     $     13,725     $        456     $     16,421
  Foreign exchange gain                                      10,968           93,764           11,248           73,003
                                                       ------------     ------------     ------------     ------------
                                                       $     11,185     $    107,489     $     11,704     $     89,424
                                                       ------------     ------------     ------------     ------------
Net loss before income taxes                           $    (57,950)    $   (924,257)    $   (190,553)    $ (1,473,263)
Income taxes                                                     --          (26,615)              --           58,724
                                                       ------------     ------------     ------------     ------------
Net loss                                               $    (57,950)    $   (950,872)    $   (190,553)    $ (1,414,539)

Retained Earnings (Deficit), beginning of period         (3,913,013)      (1,270,505)      (3,780,410)        (806,838)

                                                       ------------     ------------     ------------     ------------
Retained Earnings (Deficit), end of period to
Exhibit "A"                                            $ (3,970,963)    $ (2,221,377)    $ (3,970,963)    $ (2,221,377)
                                                       ============     ============     ============     ============

LOSS PER SHARE
Basic                                                  $     (0.005)    $     (0.155)    $     (0.019)    $     (0.186)
Diluted                                                $     (0.005)    $     (0.155)    $     (0.019)    $     (0.186)

WEIGHTED AVERAGE NUMBER OF SHARES USED TO CALCULATE
 BASIC AND DILUTED LOSS PER SHARE                        11,390,889        6,109,500        9,946,444        7,601,167

E-XACT TRANSACTIONS LTD.                                             Exhibit "C"
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited- Expressed in US Dollars
================================================================================


                                                                              June 30           June 30
                                                                               2001              2000
                                                                           ------------       ------------

   OPERATING ACTIVITIES
    Net Loss, per Exhibit "B"                                              $   (190,553)      $ (1,414,539)
    Item not affecting cash:
         Warrants issued                                                             --             26,559
          Amortization                                                           20,387             75,220
                                                                           ------------       ------------
                                                                           $   (170,166)      $ (1,312,760)
   Net change in operating assets and liabilities
         (Increase) in accounts receivable                                      (40,210)           (45,667)
         (Increase) in prepaid expenses and deposits                             (8,447)           (40,095)
         (Increase) in income taxes recoverable                                      --            (60,691)
          (Decrease) in accounts payable and accrued liabilities                (11,224)            (6,243)
                                                                           ------------       ------------
                                                                           $   (230,047)      $ (1,465,456)
                                                                           ------------       ------------
  FINANCING ACTIVITIES
      Proceeds on issuance of capital stock, net of offering costs                   --          1,827,779
      Proceeds on issuance of special warrants                                  400,000                 --
    Repayment of Loan                                                          (368,365)                --
    Advances from shareholders                                                  213,456                 --
    Deferred share issue costs, net of related accounts payables                     --            175,545
                                                                           ------------       ------------
                                                                           $    245,091       $  2,003,324
                                                                           ------------       ------------
    INVESTING ACTIVITIES
    Purchase of capital assets                                                       --           (161,519)
                                                                           ------------       ------------

                                                                           $         --       $   (161,519)
                                                                           ------------       ------------

  INCREASE IN CASH                                                               15,044            376,349
  CASH, BEGINNING OF PERIOD                                                      10,476            304,668
                                                                           ------------       ------------
  CASH, END OF PERIOD                                                      $     25,520       $    681,017
                                                                           ============       ============


Supplemental disclosure of non-cash investing and financing cash flow disclosures:
  Warrants issued for financing services                                   $         --       $     75,220
  Shares issued for financing services                                     $         --       $     74,556

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(ALL FIGURES EXPRESSED IN US DOLLARS)

1. CONTINUING OPERATIONS

The Company specializes in online financial transaction processing supporting customers' e-commerce activities. The Company was initially incorporated on August 13, 1998 under the laws of British Columbia, Canada. On July 28, 1999 the Company was reincorporated in the State of Delaware.

The Company was formed through the acquisition of certain software and other intangible assets from Sutton Group Financial Services Ltd. ("Sutton") and Data Direct Holdings Ltd. ("DataDirect"). In consideration for the acquisition of these assets Sutton and Data Direct, two unrelated companies, at the time of the acquisition, each received 2,100,000 common shares.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company incurred a net loss of $57,950 for the quarter ended June 30, 2001 and at June 30, 2001 had a working capital deficiency of $517,293 and capital deficiency of $434,079. The success of the Company's future operations is dependent upon attaining profitable operations, and upon its ability to raise additional financing. Management's plans include obtaining the continued support of creditors, raising additional financing and, ultimately, positioning the Company for profitable operations.

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

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(ALL FIGURES EXPRESSED IN US DOLLARS)

2.   SIGNIFICANT ACCOUNTING POLICIES (continued)

(c)  Foreign Currency Translation

The Company determined that as of April 1, 2000 its functional currency was the United States dollar ("US Dollars"). Previously the functional currency of the Company was the Canadian dollar. The majority of the Company's operating and financing transactions are now denominated in the US dollar. Monetary assets and liabilities denominated in other than the US dollar are translated using the exchange rates prevailing at the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the period. Gains and losses on foreign currency transactions are recorded in the consolidated statement of operations. The Company has remeasured its assets, liabilities, revenues and expenses for prior periods using the historical exchange rate in existence at the date of the transaction.

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

(f)  Capital Assets and Amortization

Capital assets are recorded at cost and amortized over the estimated useful lives of the assets on the following basis:

Leasehold improvement         5 years on a straight-line basis
Computer software             100% declining balance
Computer equipment            30% declining balance

The Company periodically evaluates the recoverability of its capital assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimates of future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. No impairment in assets had been identified by the Company in the quarter ended June 30, 2001.

(g)  Revenue Recognition

The Company's revenue is derived from the following source:

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(ALL FIGURES EXPRESSED IN US DOLLARS)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

Online Transactions

Revenue from the setup, maintenance, and processing of online transactions is recognized when the services are performed, the amount of revenue is fixed or determinable and collectability is reasonably assured.

(h)  Income Taxes

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

(i)  Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period along with the contingently issuable common shares from the issuance of special warrants which have been treated as outstanding as all necessary conditions have been satisfied.

(j)  Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has no comprehensive income items, other than the net loss, in any of the periods presented.

3.  ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of a $4,162 allowance for doubtful accounts at June 30, 2001 (December 31, 2000 - $65,581).

4.   CAPITAL ASSETS

                                      June 30                                            December 31
                                      2001                                               2000
                                      ----------------------------------------------     ------------
                                                       Accumulated        Net Book         Net Book
                                         Cost          Amortization        Value            Value
                                      ------------     ------------     ------------     ------------

Leasehold improvements                $      4,940     $        988     $      3,952     $      4,446
Computer software                           87,251           80,079            7,172           14,344
Computer equipment                         119,165           47,075           72,090           84,811
                                      ------------     ------------     ------------     ------------
                                      $    211,356     $    128,142     $     83,214     $    103,601
                                      ------------     ------------     ------------     ------------

5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The principal components of accounts payable and accrued liabilities were as follows:

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(ALL FIGURES EXPRESSED IN US DOLLARS)

                                     June 30, 2001    December 31, 2000
                                     -------------    -----------------
Trade payables                        $    486,507     $    498,149
Other accrued liabilities             $     43,432     $     43,014

                                      ------------     ------------
                                      $    529,939     $    541,163
                                      ============     ============

6.   ADVANCES PAYABLE

The advances payable from certain stockholders of the Company bear interest at prime plus one per cent and have no fixed terms of repayment. These advances are secured by the assets of the Company.

7.   STOCKHOLDERS' EQUITY

(a)  Authorized Stock

The Company was initially incorporated on August 13, 1998 under the laws of British Columbia, Canada with 50,000,000 authorized common stock with no par value. On July 28, 1999 the Company was reincorporated in the State of Delaware.

The Company has an authorized share capital of 50,000,000 common shares with a par value of $0.001 per share. As a result of the reincorporation and change to par value shares, $37,930 was reclassified during 1998 from common stock to additional paid in capital.

On September 2, 1999 the Company's common stock were split, twenty-one thousand-for-one. All per share amounts of prior periods have been adjusted to reflect the split.

(b)  Issued and outstanding

                                      Number of                         Additional
                                      Shares           Amount           paid-in capital
                                      ------------     ------------     ---------------
Issued and Outstanding:

Balance, December 31, 2000               8,502,000     $      8,502     $  3,128,382
                                      ------------     ------------     ------------

Balance, June 30, 2001                   8,502,000     $      8,502     $  3,128,382
                                      ============     ============     ============

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(ALL FIGURES EXPRESSED IN US DOLLARS)

Warrants - At June 30, 2001, the following warrants were outstanding:

Date Granted                          Expiry Date        Number of Shares  Excise Price
------------                          --------------     ----------------  -------------

July 28, 1999                         July 28, 2004          1,007,136     $        1.00

August 2, 2001                        August 2, 2003           549,532     $        2.25
                                      --------------     -------------     -------------

Balance, June 30, 2001                                       1,556,668
                                                         =============

Stock Options - At June 30, 2001, the following stock options were outstanding:

Date Granted                          Expiry Date         Number of Shares   Excise Price
------------                          ----------------    ----------------   -------------

January 12, 2000                      January 11, 2005           407,000     $        1.00

March 15, 2000                        March 14, 2005              13,000     $        1.00

May 17, 2000                          May 16, 2005                78,500     $        3.35

April 24, 2001                        April 23, 2006             675,000     $        0.25
                                      ----------------     -------------     -------------

Balance, June 30, 2001                                         1,173,500
                                                           =============

(c)  Special Warrants

On April 26, 2001 the Company completed an offering of 2,000,000 special warrants at US$0.20 per special warrant, for total proceeds of US$400,000. Each warrant consists of one common share (at no cost to the holder) and one purchase warrant. Each purchase warrant will entitle the holder to purchase one additional common share at a price of US$0.23 per share in the first year and US$0.27 per share in the second year. As at June 30, 2001, none of the special warrants have been converted. Upon conversion, the proceeds of $400,000 will be allocated between the warrants and common shares based on their relative fair values. This will result in an allocation of $363,000, $2,000 and $35,000 to the warrants, common shares, and additional paid in capital, respectively. The fair values of the warrants were calculated using the Black-Scholes model with the following assumptions: dividend yield- 0%; volatility - 180%; risk-free interest rate - 4.2%, and expected life - 2 years.

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(ALL FIGURES EXPRESSED IN US DOLLARS)

8.   FINANCIAL INSTRUMENTS

(a)  Fair Value

The carrying values of cash, accounts receivable, deposits, accounts payable and accrued liabilities income taxes payable and advances payable, as reflected in the balance sheet, approximate their respective fair values as at June 30, 2001 and December 31, 2000 because of the demand or short-term maturity of these instruments.

(b)  Credit Risk and Economic Dependence

Financial instruments that potentially subject the Company to credit risk consist of bank deposits and accounts receivable. Cash is deposited with high credit quality financial institutions. Accounts receivable consist of amounts receivable from trade and other receivables. The Company does not require collateral or other security to support accounts receivable. The Company estimates its allowance for doubtful accounts based on analysis of specific accounts and its operating history. For the six months ended June 30, 2001 revenue from one client accounted for approximately 16% of total revenue compared to 69% (obtained from two customers) for the six months ended June 30, 2000.

(c)  Foreign Exchange Risk

During the period ended June 30, 2001, the majority of the Company's operations were conducted in the Canada. The Company undertakes certain transactions in Canadian dollars and is therefore exposed to foreign exchange risk .

9.   RELATED PARTY TRANSACTIONS

Related party transactions not otherwise disclosed in these financial statements include: During the period ended June 30, 2001, the Company incurred interest of $12,303 (June 30, 2000 - $nil) on advances from certain stockholders of the Company.

During the period ended June 30, 2001, the Company incurred accounting service of $23,587 (June 30, 2000 - $nil) from a company related to a stockholder of the Company.

10.  COMMITMENTS

Future minimum operating lease payment for premises and equipment leases for the years ended June 30, are due as follows:

         2002                                                                                $ 29,071
         2003
                                                                                               11,688
                                                                                              -------
                                                                                              $40,759
                                                                                              =======

11.  SEGMENTED INFORMATION

The Company operates in one segment - electronic commerce services.

The Company attributes revenue among geographical areas based on the location of the customers. During the six months ended June 30, 2001, 97% of revenues were derived in Canada and 3% from the

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(ALL FIGURES EXPRESSED IN US DOLLARS)

US (six months ended June 30, 2000 - 100% of revenue was derived from Canada). Long-lived assets include capital assets and are located in Canada.

The Company's customer sales concentration is discussed in Note 8 (b).

12.  COMPARTIVE FIGURES

Where applicable, the previous periods figures have been reclassified to conform with the presentation used in the current period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-looking Statements

     The following Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed financial statements

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(ALL FIGURES EXPRESSED IN US DOLLARS)

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




     Results of Operations

     Interim Financial Results
     (All amounts are expressed in U.S. dollars)

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(ALL FIGURES EXPRESSED IN US DOLLARS)

     The Company earns its revenues by charging its customers setup fees, monthly account maintenance fees and transaction fees for usage of its services. Transaction fees are based on the number of transactions processed in a month.


     Revenues. During the three month period ended June 30, 2001, revenues were $97,933 compared to $50,022 for the three months ended June 30, 2000, and $86,704 for the quarter ended March 31, 2001. The increase in revenue of $11,229 or 13% from the first quarter of 2001 to the second quarter of 2001 is the result of a more productive customer base. The Company terminated accounts which did not produce transaction revenue while it was also successful in signing up more established customers who could generate revenue immediately upon activation of their accounts. Revenues were derived primarily from transaction processing fees and monthly service fees. Gross margins decreased from 83% in quarter ended March 31, 2001 to 79% in the quartered ended June 30 , 2001. The decreased was primarily due to higher cost of sales. The Company's policy is to concentrate on prospective customers referred to it by its channel partners such as banks as well as by direct sales efforts with specific merchants .

     Revenue for the six months ended June 20, 2001 amounted to $182,858 compared to $103,021 for the six months ended June 30, 2000. This increase of 77% over the comparable period in 2000 is primarily due to a more productive customer base. Gross profit for the six months ended June 30, 2001 increased from 59% in 2000 to 81% in 2001. The increase in margin is mainly due to higher revenue volume without a commensurate increase in carrier costs.

     Expenses. For the quarter ended June 30, 2001, the Company continued to reduce its operating expenses. Total expenses during the three months ended June 30 , 2001 amounted to $146,904 compared to $1,052,004 for the three months ended June 30, 2000 and $234,467 for the quarter ended March 31, 2001. By the end of the first quarter, the Company had consolidated its operations in Vancouver, B.C., Canada.
     The operating expenses for the quarter ended June 30, 2001 consisted solely of the Canadian operations whereas the comparable quarter ended June 30, 2000 included operations in the US.

     Total expenses for the six months ended June 30, 2001 amounted to $350,370 compared to $1,623,001 for the comparable period ended June 30, 2000. The June 30, 2000 expenses included start up expenses related to the opening of the US office.

     General and Administrative (G&A). During the three months ended June 30, 2001, G&A expenses were $98,675 compared to $420,955 for the comparable period in 2000 and $115,516 for the quarter ended March 31, 2001. The 77% decrease in G&A expenses over the comparable period in 2000 was the result of the closure of the US operations.

     G&A expenses for the six months ended June 30, 2001 amounted to $214,237 compared to $713,744 in the comparable period June 30, 2000. The decrease of 70% is due to the closure of the US operations in the fourth quarter of 2000 and first quarter of 2001.

     Sales and Marketing. Sales and Marketing expenses for the quarter ended June 30, 2001 amounted to $6,280 compared to $23,624 incurred in the previous three months ended March 31, 2001. The Company's marketing efforts were concentrated on developing a referral network with banks as well as direct contact with prospective customers. This approach has been both productive and cost effective.

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(ALL FIGURES EXPRESSED IN US DOLLARS)

     Sales and marketing expenses for the six months ended June 30, 2001 amounted to $29,904 compared to $433,579 in the six months ended June 30, 2000. The decrease is attributable to the closure of the US office.

     Research and development. Research and development expenses consist primarily of compensation expenses and consulting fees to support the development of the Company's software, services and technologies. Research and development expenditures were $41,949 for the three months ended June 30, 2001 compared to $317,286 in the comparable period in 2000 and $64,280 for the three months ended March 31, 2001. The Company has adequate resources to meet its software development goals.

     Research and development expenses amounted to $106,229 for the six months ended June 30, 2001 compared to $475,678 for the six months ended June 30, 2000. The decrease of 78% over the comparable period is due to a substantial reduction in personnel as a result of the closure of the US office.


     Net loss. The Company incurred a net loss (before income taxes) of $57,950 for the three months ended June 30, 2001 compared to a loss of $924,257 for the three months ended June 30, 2000 and a loss of $128,952 for the three months ended March 31, 2001.

     Net loss (before income taxes) for the six months ended June 30, 2001 amounted to $190,553 compared to a net loss (before income taxes) of $1,473,263 for the comparable period ended June 30, 2000. The reduction of the loss is attributable to the closure of the US office as well as a more productive customer base.


     Recent Accounting Pronouncements

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





     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(ALL FIGURES EXPRESSED IN US DOLLARS)

     required to adopt SFAS No. 141 and 142 on a prospective basis as of January 1, 2002, however, certain provisions of these new Standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on the Company's financial position, results of operations and cash flows in 2002 and subsequent years.


      Liquidity & Capital Resources

     Cash flow. The Company's net cash flows used for operating activities during the six months ended June 30, 2001 was a negative $230,047 compared to a negative $1,465,456 for the six months ended June 30, 2000.

     No investment was made in capital equipment during the six months ended June30, 2001. During the six months ended June 30, 2001 shareholder advances amounted to $213,456. These advances were used to cover the Company's operating expenses. The Company's negative cash flow from operations is the result of inadequate sales revenue to support its operating expenses. Management will continue to review its operations and adjust its operations based on market conditions.

     In June, 2001 the Company completed a non-brokered private placement of 2,000,000 special warrants at a price of US$0.20 per special warrant. The private placement raised US$400,000 which was used to repay secured debt holders in the amount of US$368,365 and the balance of US$31,635 was used for working capital purposes. The special warrants consisted of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase a further common share of the Company over a period of two years at a price of US$0.23 per warrant share in the first year and at a price of US$0.27 per warrant share in the second year.

     Capital resources. The Company had a capital deficiency of $434,079 as at June 30, 2001 compared to a stockholders' equity of $630,046 as at June 30, 2000.

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




     Part II.  Other Information

Item 1. Legal Proceedings

           The Company is in the process of responding to an alleged breach of contract with one its suppliers. The disputed amount is approximately $6,300.

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(ALL FIGURES EXPRESSED IN US DOLLARS)

Item 2. Changes in Securities

                     In June, 2001 the Company issued 2,000,000 special warrants which entitles the holder to one common share and to purchase a further common share of the Company over a period of two years at a price of US$0.23 per warrant share in the first year and at a price of US$0.27 per warrant share in the second year. These transactions are regarded as unregistered transactions under the Securities Exchange Act of 1933.


Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          None

(b)      Reports on Form 8-K.

         No form 8-K reports were file in the quarter ended June 30, 2001

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(ALL FIGURES EXPRESSED IN US DOLLARS)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933 the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       E-XACT TRANSACTIONS LTD
                                             (Registrant)


Dated:   August 20, 2001               By: /s/Peter Fahlman
                                           ---------------------------------
                                           Peter Fahlman
                                           President and CEO