Form 10QSB
period 2001-09-30
E XACT TRANSACTIONS LTD
filed 2001-11-14
CIK 1096781

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTER ENDED SEPTEMBER 30, 2001

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER 333-89561


                            E-XACT TRANSACTIONS, LTD
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           98-0212722
(IRS Employer Identification No.)                      (State of Incorporation)

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

                              Yes   X    No
                                  -----     -----

Transitional Small Business Disclosure format (check one):

                              Yes        No   X
                                  -----     -----

The number of shares outstanding of the Registrant's $0.001 par value common stock on November 14, 2001 was 10,502,000.

                            E-XACT TRANSACTIONS, LTD
                                   FORM 10-QSB
                                TABLE OF CONTENTS



                                                                                  PAGE
                                                                                  ----

   PART I.        FINANCIAL INFORMATION

     Item 1.      Consolidated balance sheets -
                  September 30, 2001 and December 31, 2000                        2

                  Consolidated statements of operations and deficit -
                  three months ended September 30, 2001 and
                  nine months ended September 30, 2001                            3

                  Consolidated statements of cash flows -
                  Nine months ended September 30, 2001 and 2000                   4

                  Notes to consolidated financial statements                      5 - 11

     Item 2.      Management's discussion and analysis of financial condition
                  and results of operations                                       11 -16


   PART II.       OTHER INFORMATION

     Item 1.      Legal Proceedings                                               16

     Item 2.      Changes in Securities                                           17

     Item 3.      Defaults Upon Senior Securities                                 17

     Item 4.      Submission of Matters to a Vote of Security Holders             17

     Item 5.      Other Information                                               17

     Item 6.      Exhibits and Reports on Form 8-K                                17

                  Signature                                                       18

E-XACT TRANSACTIONS LTD.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
Expressed in US Dollars

                                                                  SEPTEMBER 30     DECEMBER 31
                                                                      2001            2000
                                                                  ------------    ------------

 ASSETS
CURRENT
   Cash                                                           $         --    $     10,476
   Accounts receivable (Note 3)                                        107,050          72,671
   Prepaid expenses and deposits                                         5,416           5,356
                                                                  ------------    ------------
                                                                       112,466          88,503

  Capital assets (Note 4)                                               73,131         103,601
                                                                  ------------    ------------
TOTAL ASSETS                                                      $    185,597    $    192,104
                                                                  ============    ============


 LIABILITIES AND CAPITAL DEFICIENCY

   Bank indebtedness                                              $        471    $         --
   Accounts payable and accrued liabilities (Note 5)                   546,667         541,163
   Income taxes payable                                                 71,909          71,909
   Advance payable (Note 6)                                             78,895         222,558
                                                                  ------------    ------------
TOTAL CURRENT LIABILITIES                                              697,942         835,630
                                                                  ------------    ------------

 Continuing operations ( Note 1)
 Commitments (Note 10)

CAPITAL DEFICIENCY
 Special warrants (Note 7)                                        $    400,000    $         --
Common stock, common shares issued and outstanding (Note 7)
  8,502,000 at September 30, 2001 and December 31, 2000                  8,502           8,502
 Additional paid-in capital                                          3,128,382       3,128,382
   Accumulated deficit                                              (4,049,229)     (3,780,410)
                                                                  ------------    ------------
Capital deficiency                                                    (512,345)       (643,526)
                                                                  ------------    ------------

TOTAL CAPITAL DEFICIENCY AND LIABILITIES                          $    185,597    $    192,104
                                                                  ============    ============

E-XACT TRANSACTIONS LTD.
CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(UNAUDITED)
Expressed in US Dollars

                                                   3  months ended                9 months ended
                                                 2001           2000            2001            2000
                                            September 30    September 30    September 30    September 30
                                            ------------    ------------    ------------    ------------

Revenue                                     $    101,961    $     81,698    $    284,819    $    184,719


Cost of sales                                     25,497          44,868          60,242          87,575

                                            ------------    ------------    ------------    ------------
Gross margin                                      76,464          36,830         224,577          97,144
                                            ------------    ------------    ------------    ------------

Expenses:

  General and administrative expenses            105,274         400,299         319,511       1,114,043

  Sales and marketing                             23,727         200,693          53,631         634,272

  Research and development                        30,619         227,955         136,848         703,633

  Stock compensation expense                          --         320,000              --         320,000
                                            ------------    ------------    ------------    ------------
                                                 159,620       1,148,947         509,990       2,771,948

                                            ------------    ------------    ------------    ------------
Operating Loss                                   (83,156)     (1,112,117)       (285,413)     (2,674,804)
                                            ------------    ------------    ------------    ------------
Other Income (Expenses)

  Interest Income                                     --         (18,634)            456          (2,213)

  Foreign exchange gain                            4,890          29,242          16,138         102,245
                                            ------------    ------------    ------------    ------------

                                                   4,890          10,608          16,594         100,032
                                            ------------    ------------    ------------    ------------
Net Loss Before Income Taxes                     (78,266)     (1,101,509)       (268,819)     (2,574,772)

Income taxes                                          --              --              --          58,724
                                            ------------    ------------    ------------    ------------
Net Loss                                         (78,266)
                                                              (1,101,509)       (268,819)     (2,516,048)

(Deficit), beginning of period                (3,970,963)     (2,221,377)     (3,780,410)       (806,838)
                                            ------------    ------------    ------------    ------------
(Deficit), end of period                      (4,049,229)     (3,322,886)     (4,049,229)     (3,322,886)
                                            ============    ============    ============    ============


Basic and diluted loss per share            $      (0.01)   $      (0.13)   $      (0.03)   $      (0.32)

Weighted average number of
shares used to calculate basic and
diluted loss per share :                      10,502,000       8,472,989       9,656,412       7,756,048

E-XACT TRANSACTIONS LTD.
CONSOLIDATED STATEMENT OF CASHFLOWS
(UNAUDITED)
Expressed in US Dollars

                                                                     9 months ended  9 months ended
                                                                      September 30    September 30
                                                                           2001           2000
                                                                     --------------  --------------

  OPERATING ACTIVITIES

   Net Loss                                                           $   (268,819)   $ (2,516,048)
   Item not affecting cash:

         Warrants and share issued for financing                                --         153,665

         Stock compensation                                                     --         320,000

         Amortization                                                       30,470          39,458
                                                                      ------------    ------------

                                                                          (238,349)     (2,002,925)
  Net change in operating assets and liabilities

        (Increase) in accounts receivable                                  (34,379)        (30,683)

        (Increase) in prepaid expenses and deposits                            (60)         (9,587)

        (Increase) in income taxes recoverable                                  --         (60,801)

        Increase in accounts payable and accrued liabilities                 5,504          17,459
                                                                      ------------    ------------

                                                                          (267,284)     (2,086,537)
                                                                      ------------    ------------

 FINANCING ACTIVITIES
   Proceeds on issuance of capital stock, net of offering costs       $         --    $  1,827,779

   Proceeds on issuance of special warrants                                400,000              --

   Repayment of loan                                                      (368,365)             --

   Advances from shareholders                                              224,702              --

   Deferred share issue costs, net of related accounts payables                 --         175,545
                                                                      ------------    ------------

                                                                           256,337       2,003,324
                                                                      ------------    ------------
   INVESTING ACTIVITIES

   Purchase of capital assets                                         $         --    $   (200,293)
                                                                      ------------    ------------

                                                                                --        (200,293)
                                                                      ------------    ------------


 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (10,947)       (283,506)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             10,476         304,668
                                                                      ------------    ------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                             $       (471)   $     21,162
                                                                      ============    ============

Supplemental disclosure of non-cash investing & financing cashflow disclosures:

     Warrants issued for financing services                           $         --    $     75,220

     Shares issued for financing services                                       --          74,556

Cash and cash equivalents are comprised of :

     Cash                                                             $         --    $     21,162

     Bank indebtedness                                                        (471)             --
                                                                      ------------    ------------
                                                                      $       (471)   $     21,162
                                                                      ------------    ------------

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $78,266 for the quarter ended September 30, 2001 and at September 30, 2001 had a working capital deficiency of $585,476 and capital deficiency of $512,345. The success of the Company's future operations is dependent upon attaining profitable operations, and upon its ability to raise additional financing. Management's plans include obtaining the continued support of creditors, raising additional financing and, ultimately, positioning the Company for profitable operations.

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


2. SIGNIFICANT ACCOUNTING POLICIES
These financial statements have been prepared in accordance with the following significant accounting policies.

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

(c) Foreign Currency Translation

The Company determined that as of April 1, 2000 its functional currency was the United States dollar ("US Dollars"). Previously the functional currency of the Company was the Canadian dollar. The majority of the Company's operating and financing transactions are now denominated in the US dollar. Monetary assets and liabilities denominated in other than the US dollar are translated using the exchange rates prevailing at the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the period. Gains and losses on foreign currency transactions are recorded in the consolidated statement of operations. The Company has re-measured its assets, liabilities, revenues and expenses for prior periods using the historical exchange rate in existence at the date of the transaction.

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

(f) Capital Assets and Amortization

Capital assets are recorded at cost and amortized over the estimated useful lives of the assets on the following basis:

Leasehold improvement      5 years on a straight-line basis
Computer software          100% declining balance
Computer equipment         30% declining balance

The Company periodically evaluates the recoverability of its capital assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimates of future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. No impairment in assets had been identified by the Company in the quarter ended September 30, 2001.

(g) Revenue Recognition

The Company's revenue is derived from the following source:

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(ALL FIGURES EXPRESSED IN US DOLLARS)
Online Transactions
Revenue from the setup, maintenance, and processing of online transactions is recognized when the services are performed, the amount of revenue is fixed or determinable and collectability is reasonably assured.

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


3. ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of a $7,612 allowance for doubtful accounts at September 30, 2001 (December 31, 2000 - $65,581).

4. CAPITAL ASSETS

                                              September 30,                 December 30,
                                                  2001                          2000
                               ------------------------------------------   ------------
                                              Accumulated      Net book       Net book
                                   Cost       Amortization       Value          Value
                               ------------   ------------   ------------   ------------

Leasehold improvements         $      4,940   $      1,232   $      3,708   $      4,446

Computer software                    87,251         83,626          3,625         14,344

Computer equipment                  119,165         53,367         65,798         84,811
                               ------------   ------------   ------------   ------------
                               $    211,356   $    138,225   $     73,131   $    103,601
                               ============   ============   ============   ============

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The principal components of accounts payable and accrued liabilities were as follows:

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(ALL FIGURES EXPRESSED IN US DOLLARS)

                                 -------------------------------------
                                 September 30, 2001  December 31, 2000
                                 ------------------  -----------------

Trade payables                     $      522,547      $      498,149
Other accrued liabilities                  24,120              43,014
                                   --------------      --------------
                                   $      546,667      $      541,163
                                   ==============      ==============



6. ADVANCES PAYABLE

The advances payable from certain stockholders of the Company bear interest at prime plus one per cent and have no fixed terms of repayment. These advances are secured by the assets of the Company.


7. COMMON STOCK, SPECIAL WARRANTS AND OPTIONS

(a) Authorized Stock

The Company was initially incorporated on August 13, 1998 under the laws of British Columbia, Canada with 50,000,000 authorized common stock with no par value. On July 28, 1999 the Company was reincorporated in the State of Delaware.

The Company has an authorized share capital of 50,000,000 common shares with a par value of $0.001 per share. As a result of the re-incorporation and change to par value shares, $37,930 was reclassified during 1998 from common stock to additional paid in capital.

On September 2, 1999 the Company's common stock were split, twenty-one thousand-for-one. All per share amounts of prior periods have been adjusted to reflect the split.





7. COMMON STOCK, SPECIAL WARRANTS AND OPTIONS (continued)


(b) Issued and outstanding

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(ALL FIGURES EXPRESSED IN US DOLLARS)

                                       Number of
                                         Shares           Amount       Additional paid-in capital
                                      ------------     ------------    --------------------------
Issued and Outstanding:

Balance, December 31, 2000               8,502,000     $      8,502           $  3,128,382
                                      ------------     ------------           ------------


Balance, September 30, 2001              8,502,000     $      8,502           $  3,128,382
                                      ============     ============           ============

Warrants - At September 30, 2001, the following warrants were outstanding:

Date Granted                             Expiry Date        Number of Shares      Exercise Price
------------                             -----------        ----------------      --------------

July 28, 1999                            July 28, 2004           1,007,136         $       1.00

August 2, 2000                           August 2, 2002            549,532         $       2.25
                                                              ------------         ------------
Balance, September 30, 2001                                      1,556,668
                                                              ============


Stock Options - At September 30, 2001, the following stock options were outstanding:

Date Granted                             Expiry Date        Number of Shares      Exercise Price
------------                             -----------        ----------------      --------------

January 12, 2000                         January 11, 2005           407,000       $        1.00

March 15, 2000                           March 14, 2005              13,000       $        1.00

May 17, 2000                             May 16, 2005                78,500       $        3.35

April 24, 2001                           April 23, 2006             675,000       $        0.25
                                                            ---------------       -------------
Balance September 30, 2001                                        1,173,500
                                                            ===============








7. COMMON STOCK, SPECIAL WARRANTS AND OPTIONS (continued)

(c) Special Warrants

On April 26, 2001 the Company completed an offering of 2,000,000 special warrants at $0.20 per special warrant, for total proceeds of $400,000. Each warrant consists of one common share (at no cost to the

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(ALL FIGURES EXPRESSED IN US DOLLARS)
holder) and one purchase warrant. Each purchase warrant will entitle the holder to purchase one additional common share at a price of $0.23 per share in the first year and $0.27 per share in the second year. The special warrants were converted in October, 2001. Upon conversion, the proceeds of $400,000 will be allocated between the warrants and common shares based on their relative fair values.


8. FINANCIAL INSTRUMENTS

(a) Fair Value

The carrying values of cash, accounts receivable, deposits, accounts payable and accrued liabilities income taxes payable and advances payable, as reflected in the balance sheet, approximate their respective fair values as at September 30, 2001 and December 31, 2000 because of the demand or short-term maturity of these instruments.

(b) Credit Risk and Economic Dependence

Financial instruments that potentially subject the Company to credit risk consist of bank deposits and accounts receivable. Cash is deposited with high credit quality financial institutions. Accounts receivable consist of amounts receivable from trade and other receivables. The Company does not require collateral or other security to support accounts receivable. The Company estimates its allowance for doubtful accounts based on analysis of specific accounts and its operating history. For the nine months ended September 30, 2001 revenue from one client accounted for approximately 14% of total revenue compared to approximately 70% (obtained from two customers) for the nine months ended September 30, 2000.

(c) Foreign Exchange Risk

During the period ended September 30, 2001, the majority of the Company's operations were conducted in the Canada. The Company undertakes certain transactions in Canadian dollars and is therefore exposed to foreign exchange risk.

9. RELATED PARTY TRANSACTIONS

Related party transactions not otherwise disclosed in these financial statements include: During the quarter ended September 30, 2001, the Company incurred interest of $890 (September 30, 2000 - $nil) on advances from certain stockholders of the Company. During the quarter ended September 30, 2001, the Company incurred accounting service of $6,000 (September 30, 2000 - $nil) from a company related to a stockholder of the Company. The Company also incurred consulting services of $8,902 (September 30, 2000 - $nil) from a company related to an officer of the Company.


10. COMMITMENTS

Future minimum operating lease payments for premises and equipment leases for the years ended September 30, are due as follows:

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(ALL FIGURES EXPRESSED IN US DOLLARS)

2002                     $     37,882
2003                            3,157
                         ------------
                         $     41,039
                         ============

11. SEGMENTED INFORMATION

The Company operates in one segment - electronic commerce services.

The Company attributes revenue among geographical areas based on the location of the customers. During the nine months ended September 30, 2001, 95% of revenues were derived in Canada and 5% from the US (nine months ended September 30, 2000
- 100% of revenue was derived from Canada). Long-lived assets include capital assets and are located in Canada.

The Company's customer sales concentration is discussed in Note 8 (b).


12. COMPARATIVE FIGURES

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

Revenues. During the three month period ended September 30, 2001, revenues were $101,961 compared to $81,698 for the three months ended September 30, 2000, and $97,933 for the quarter ended June 30, 2001. Despite a slowdown in the economy, the Company was able to produce an increase of 4% in revenue over the previous quarter.

Revenues were derived primarily from transaction processing fees and monthly service fees. Gross margins increased from 45% in quarter ended September 30, 2000 to 75% in the quarter ended September 30, 2001. The increase was primarily due to the elimination of excess carrier costs. The Company continues to focus on prospective customers referred to it by its channel partners such as banks as well as by direct sales efforts with specific merchants

Revenue for the nine months ended September 20, 2001 amounted to $284,819 compared to $184,719 for the nine months ended September 30, 2000. This increase of 54% over the comparable period in 2000 is primarily due to a more productive customer base as well the elimination of unproductive customers.

Gross profit percentage for the nine months ended September 30, 2001 increased from 53% in 2000 to 79% in 2001. The increase in margin is mainly due to higher revenue volume and a reduction in data transmission costs.

Expenses. Total expenses during the three months ended September 30 , 2001 amounted to $159,620 compared to $1,148,947 for the three months ended September 30, 2000 and $146,904 for the quarter ended June 30, 2001. The Company continued to maintain strict control over all operating expenses.

The operating expenses for the quarter ended September 30, 2001 consisted solely of the Canadian operations whereas the comparable quarter ended September 30, 2000 included operations in the US.

Total expenses for the nine months ended September 30, 2001 amounted to $509,990 compared to $2,771,948 for the comparable period ended September 30, 2000. The large reduction in expenses was due to the consolidation of operations in Canada in 2001.

General and Administrative (G&A). During the three months ended September 30, 2001, G&A expenses were $105,274 compared to $400,299 for the comparable period in 2000 and $98,675 for the quarter ended June 30, 2001. The 74% decrease in G&A expenses over the comparable period in 2000 was the result of the closure of the US operations. G&A expenses increased 6% over the previous quarter ended June 30, 2001. G&A expenses for the nine months ended September 30, 2001 amounted to $319,511 compared to $1,114,043 in the comparable period September 30, 2000. The decrease of 71% is due to the closure of the US operations in the fourth quarter of 2000 and first quarter of 2001.


Sales and Marketing. Sales and Marketing expenses for the quarter ended September 30, 2001 amounted to $23,727 compared to $6,280 incurred in the previous three months ended June 30, 2001 and $200,693 incurred in the quartered ended September 30, 2000. The majority of the sales and marketing expense consisted of payroll of employees involved with marketing and reallocation of some expenses.

Sales and marketing expenses for the nine months ended September 30, 2001 amounted to $53,631 compared to $634,272 in the nine months ended September 30, 2000. The decrease is attributable to the closure of the US office.

Research and development. Research and development expenses consist primarily of compensation expenses and consulting fees to support the development of the Company's software, services and technologies. Research and development expenditures were $30,619 for the three months ended September 30, 2001 compared to $227,955 in the comparable period in 2000 and $41,949 for the three months ended June 30, 2001. The Company has adequate resources to meet its software development goals. The Company has contingency plans to hire contract developers should the need arise.

Research and development expenses amounted to $136,848 for the nine months ended September 30, 2001 compared to $703,633 for the nine months ended September 30, 2000. The decrease of 81% over the comparable period is due to a substantial reduction in personnel as a result of the closure of the US office.

Net loss. The Company incurred a net loss (before income taxes) of $78,266 for the three months ended September 30, 2001 compared to a loss of $1,101,509 for the three months ended September 30, 2000 and a loss of $57,950 for the three months ended June 30, 2001.

Net loss (before income taxes) for the nine months ended September 30, 2001 amounted to $268,819 compared to a net loss (before income taxes) of $2,574,772 for the comparable period ended September 30, 2000. The reduction of the loss is attributable to the closure of the US office as well as a more productive customer base.


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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt SFAS No. 141 and 142 on a prospective basis as of January 1, 2002, however, certain provisions of these new Standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on the Company's financial position, results of operations and cash flows in 2002 and subsequent years.

In August , 2001, the Financial Accounting Standards Board issued SFAS 144, " Accounting for the impairment or disposal of long-lived assets ". SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This statement also broadens the reporting of discontinued operations from a business segment to include all components of an entity with operations and cash flows that can be clearly distinguished from the remainder of the entity. The Company is required to adopt SFAS 144 on a prospective basis for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a material effect on the Company's financial position or results of operations.

Liquidity & Capital Resources
Cash flow. The Company's net cash flows used for operating activities during the nine months ended September 30, 2001 was a negative $267,284 compared to a negative $2,086,537 for the nine months ended September 30, 2000. No investment was made in capital equipment during the nine months ended September 30, 2001. The Company's negative cash flow from operations is the result of inadequate sales revenue to support its operating expenses. Management will continue to review its operations and adjust its operations based on market conditions.

Capital resources. The Company had a capital deficiency of $512,345 as at September 30, 2001 compared to a deficiency of $76,463 as at September 30, 2000.

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













Part II.  Other Information

Item 1. Legal Proceedings

1. On June 8, 2001 Insight Direct USA Inc. ("Insight") filed a summons in the Superior Court for the State of Arizona, County of Maricopa, against the Company for alleged breach of contract. Insight alleges the Company failed to pay for product supplied in the amount of $6,303 plus interest at 18% p.a.

On September 4, 2001, the Company filed a Statement of Defense, denying the allegation that any moneys was due for software purchased as no software was in fact delivered. The Company believes that Insight's summons is without merit and intends to defend these proceedings and believes it is not likely to produce an outcome which would have a material adverse effect on the Company's consolidated financial position or results of operations.

2. On October 2, 2001 Robert Roker, a former employee (the "Plaintiff") filed a writ of summons in the Supreme Court of British Columbia, Vancouver County, against the Company in connection with an employment contract dated November 26, 1999. The Plaintiff alleges that he was terminated without cause on September 11, 2001 and seeks severance pay of CAD$45,000 plus two weeks vacation and out of pocket expenses of CAD$2,431.
         On October 23, 2001 the Company filed a Statement of Defense denying the allegation that any moneys are due to the Plaintiff.
         The Company believes that the Plaintiff's complaint is without merit and intends to vigorously defend these proceedings. The Company believes that the Plaintiff was terminated with reasonable cause and has sufficient evidence to support its case.

Item 2. Changes in Securities
On April 26, 2001 the Company completed a private placement of 2,000,000 special warrants. Each special warrant entitles the holder to one common share and a share purchase warrant. Each share purchase warrant entitles the holder to purchase a further common share over a period of two years at a price of $0.23 per warrant share in the first year and at a price of $0.27 per warrant share in the second year. The special warrants were issued outside the United States pursuant to an exemption from the registration under Regulation S of the Securities Act of 1933, as amended. The special warrants were purchased by non U.S. persons outside the United States. These transactions are regarded as unregistered transactions under the Securities Exchange Act of 1933. In October, 2001 the holders of the special warrants exercised their warrants and converted them into 2,000,000 common shares. The Company also issued 2,000,000 share purchase warrants under terms and conditions mentioned above. The share purchase warrants expire May 31, 2003.


Item 3. Defaults Upon Senior Securities
        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        Not applicable


Item 5. Other Information
        Not applicable

Item 6. Exhibits and Reports on Form 8-K
               (a)     Exhibits
                       None

               (b)     Reports on Form 8-K.
                       No form 8-K reports were file in the quarter ended September 30, 2001

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1933 the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-XACT TRANSACTIONS LTD
(Registrant)

Dated:   November 14, 2001                        By: /s/ Peter Fahlman
                                                      -------------------------
                                                      Peter Fahlman
                                                      President and CEO