Form 10KSB40
period 2001-12-31
E XACT TRANSACTIONS LTD
filed 2002-04-05
CIK 1096781

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 2001

                                       Or

[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934


                        Commission file number: 333-89561


                            E-xact Transactions Ltd.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                        98-0212722
--------------------------------                   ----------------------------
(State or other jurisdiction of                    I.R.S. Employer I. D. Number
 incorporation or organization)

2410-555 West Hastings Street, Vancouver, B.C., Canada      V6B 4N6
------------------------------------------------------     ---------
(Address of principal executive offices)                   (zip code)

Registrant's telephone number, including area code:  (604) 691-1670
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001
                                                            Par Value

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be included herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB: [X].

       State issuer's revenues for its most recent fiscal year:  $392,519
                                                                 --------

       Shares of common stock, $.001 par value, outstanding as of March 20, 2002: 10,502,000 shares. Aggregate market value of voting stock held by non-affiliates of the registrant on March 19, 2002: $1,047,824.

       Documents incorporated by reference: None.

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            E-xact Transactions Ltd.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
Part I

         Item 1.    Description of Business ..................................................................   1

         Item 2.    Description of Property ..................................................................  10

         Item 3.    Legal Proceedings ........................................................................  10

         Item 4.    Submission of Matters to a Vote of Security Holders ......................................  10


Part II

         Item 5.    Market for Common Equity and Related Stockholder Matters .................................  10

         Item 6.    Management's Discussion and Analysis or Plan of Operation ................................  12

         Item 7.    Financial Statements .....................................................................  17

         Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....  18


Part III

         Item 9.    Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act ......  18


         Item 10.   Executive Compensation ...................................................................  21

         Item 11.   Security Ownership of Certain Beneficial Owners and Management ...........................  23

         Item 12.   Certain Relationships and Related Transactions ...........................................  25

Part IV

         Item 13.   Exhibits and Reports on Form 8-K .........................................................  27

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE HISTORY

E-xact Transactions Ltd. (the "Company") was incorporated under the laws of the Province of British Columbia on August 13, 1998. On July 29, 1999 the Company filed a certificate of domestication and certificate of incorporation with the secretary of state of the State of Delaware, thereby "domesticating" or transitioning from a Canadian company to one organized under the laws of the State of Delaware.

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

The Company was founded in 1998, by the Sutton Group Financial Services Ltd. ("Sutton Group") and DataDirect Holdings Inc. ("DataDirect"). On September 1, 1998, each of Sutton Group and DataDirect transferred to the Company their respective interests in certain computer software designed by DataDirect, known as the Transaction Software and Processing System, in exchange for ninety-nine shares each of common stock of the Company. The software system offered has real time credit card transaction processing capabilities for other e-commerce providers.

Version 2.0 provided the ability to move transactional data between the Company's system and the Royal Bank of Canada, the largest bank in Canada in terms of assets and the only financial institution with which it was certified to process financial transactions at the time. Throughout the autumn of 1998, the Company focused on further testing of its system and enhancing its scalability. Testing was undertaken with six clients, each focused on a different type of application, including an Internet based storefront, a physical point-of-sale location, a telephone based voice response system and a billing system. In January 1999, the Company received certification from Shared Network Systems, a firm that processes financial transactions for most other banks and credit unions in Canada.

Version 3.0 of the Company's transaction processing component was released in January 1999. The software allowed other computers to speak to the Company's computers. Following this release, the Company introduced versions for various computer operating systems including LINUX, UNIX and JAVA. In June 1999, the Company released version 4.0 of its software system and it also established its Internet web site. Version 4.0 focused on providing transaction processing, reporting and support services for e-commerce merchants. In November 1999 the Company recruited a CEO to build a management team in the US marketplace. During 2000, US management recruited additional staff to design and build specific technologies to create additional sales opportunities in the North American transaction processing arena. In the fourth quarter of 2000, the Company reassessed its position in the US. It felt that the then existing US management team was unable to achieve US market penetration and as a result, the Company elected to change management and consolidate its operations in Vancouver, B.C. The Company continues to operate out of its Vancouver, B.C. headquarters.

NARRATIVE DESCRIPTION OF BUSINESS

The Company managed to maintain steady growth throughout 2001 despite a slowdown in the economy. In addition to processing web based transactions in U.S. and Canadian dollars through credit card merchant accounts for Visa, MasterCard, American Express, Discover, Diners Club, and JCB, the Company also offers transaction processing via other applications. The Company's software has been successfully integrated into solutions for call centers, billing systems and other enterprise programs as well as successful trials in the hospitality segment enabling "card present" or "swipe" processing capabilities.

The software does not require a lengthy installation or integration process; users need only enable the software within their computer operating environment. The software comes in various versions to support the most popular operating environments. Once activated, merchants are ready to start accepting customer credit cards, provided they have established a merchant account with a bank for funds settlement.

The Company also provides merchants a variety of reports with the transaction processing system, such as a full suite of accounting tools that help customers manage their e-commerce activities such as detailed billing statements, transaction search engine, web point-of-sale terminals and reporting services.

In order to leverage its marketing efforts, the Company offers its e-commerce transaction processing solution to merchants directly as well as to partners, which can offer it in turn to their clients. The Company's partners may receive a percentage of every transaction fee processed by the partner's clients and may use the Company's comprehensive web tools and services for the benefit of such partner's clients or e-merchants.

A key advantage of the Company's transaction processing software is that it can be easily integrated with most existing systems and is able to communicate with most banks in North America. Additionally, the Company provides a flexible interface to match a customer's existing operations rather than requiring them to meet and design their systems to the Company's pre-defined protocols.

PRODUCTS AND SERVICES

The Company's product/service is a combination of an online service and a suite of software that act as a real-time payment mechanism for e-commerce, either over the Internet or via a wide range of other electronic networks.

         How the system works utilizing the Internet:

         When a customer makes a purchase using a credit card on the web site of a merchant whose e-commerce system incorporates the Company's transaction component, the payment information is first sent securely in encrypted format to a secure computer called a transaction server. A firewall exists between the Internet and web servers/transaction servers to safeguard against any unauthorized intruders.

         The encrypted payment information is then sent through another, much more extensive firewall to the Company's Gateway Server, from which it is sent onward to the banking network to be approved or declined. Once approved or declined, the information is returned back securely to the transaction component on the merchant's web site where only the customer can see the results. The information regarding each transaction is also forwarded from the Company's Gateway Server to a database to be logged as part of an audit trail. The entire process takes place almost instantaneously, typically in two to five seconds.

         The current processing system, released in August 2001, version 5.6, is a combination of custom software applications and processes that run on the Windows 2000 Advanced Server and Windows NT 4.0 operating systems. The primary function of these applications/processes is to perform real-time credit card transaction processing through certified links with the Royal Bank of Canada and BCE Emergis in Canada and Vital Processing Solutions in the United States.

         The Company's system has five components:

         Gateway Server

         Transaction Server

         Remote Transaction Component

         Audit Database

         Secure Web-based Merchant Services

THE GATEWAY SERVER facilitates real-time credit card processing with any of the major chartered banks and credit unions in Canada. It currently participates directly with the Royal Bank Merchant Host Network, and also communicates electronically with the BCE Emergis network. Through the Company's certified connection with BCE Emergis, the Gateway Server can process transactions to account holders from any of the major banks in Canada. The Vital Processing System enables the Gateway Server to process transactions with many of the banks in the United States.

THE TRANSACTION SERVER communicates with the Gateway Server and also provides communications to the Remote Transaction Component. The Transaction Server resides within the Company's network and is accessible on the Internet only via the Remote Transaction Component.

THE REMOTE TRANSACTION COMPONENT is a custom software component that can be installed/ integrated in various computer environments to enable credit card transaction processing on the Company's network. Merchants can download this component from the Company's web site at www.e-xact.com in any of the available formats, depending upon which operating system the merchant uses.

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

THE AUDIT DATABASE writes every transaction that is processed by the Gateway and logs all transaction information to create an audit trail. The database stores all transaction information for a minimum of three years and is the primary component that drives the Company's web based Merchant Services.

THE SECURE WEB-BASED MERCHANT SERVICES are a group of reporting, auditing, searching and processing functions available to merchants who have the proper access credentials for the Company's system. The system can be accessed through any popular web browser and data is delivered almost instantly. Added functionality is available through specific tools such as the web based point-of-sale terminal where merchants can process credit card transactions directly to their merchant account from anywhere on the Internet. Through the Company's member services on the web site, merchants can track every sale for up to three years, check statements for totals, deposits made and customer spending, among other functions. Security systems limit access to this information to the merchant authorized for each account.

         Dedicated transaction servers:

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

         Non-web based transactions:

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

         Financial transaction processing certification:

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

STAGE OF DEVELOPMENT AND COSTS

The Company's current Transaction Software and Processing System have been in full operation since June of 1999. The system is fully operational and approximately 8,000 transactions were processed per day through the Company's systems for the year ended December 31, 2001. Since the software deployment in September 1998, the Company has processed approximately 7 million transactions.

DEVELOPMENT PLANS

The Company intends to continue to upgrade and enhance its combined systems and software focusing on the following key areas.

Development and implementation of a new database design to incorporate expanded functions in support of a new proprietary transaction type called "Tagged Transactions". Tagged transactions enable merchants to NOT store customer credit card details but still have access to subsequent transactions with the cardholder. This is especially valuable to subscription based billing models where cardholder details are required for each billing period. Merchants recognize the liability of having card details on their information systems and by utilizing Tagged Transactions they can elect to NEVER store any cardholder details, but still be able to charge the cardholder for monthly subscription fees. Merchants store the transaction TAG and at any time they can send the TAG back as a new transaction and the Company will "build" the card details on behalf of the merchant.

In February 2001 the Company released version 5.5 of its transactional software. This version offered improved transactional speed, expanded reporting abilities and new transactional screening capabilities for customers. In addition, version
5.5 was certified to process card present or swipe transactions normally associated with traditional retail environments. This capability opens up a completely new segment for which the Company can sell its services.

In August 2001, the Company released version 5.6 of its Windows version which incorporated both the TAG transaction and swipe transaction capabilities for Canadian and US merchants. In September 2001, Visa International revealed a program to increase the overall security of Internet transactions by requiring large volume processors to comply with the requirements for the Visa Account Information Security Program (AIS). In November 2001, the Company underwent an extensive security audit by one of Visa's selected auditors to confirm that all Visa International security requirements were being met. As a result of the security audit, the Company enhanced its merchant account tools and user profile management.

The Company continues to enhance its reporting capabilities and is researching the development of a real time audit trail for its customers. This audit trail will be treated as a value added service to its customers. The Company will continue its development efforts in moving data transactions via emerging XML technology.

CONCENTRATION OF SALES

For the year ended December 31, 2001 approximately 19% of the Company's revenues were obtained from two customers (2000 - two customers contributed approximately 45 % of the sales revenue). Two customers accounted for 14 % of accounts receivable at December 31, 2001 (2000 - two receivables accounted for 58% of the Company's total accounts receivable). In 2001 approximately 94% of processing/monthly fee revenues were derived from Canadian sources and 6% was derived from US sources while in 2000, 98% of revenue was derived from Canadian sources and 2% of revenue was obtained from US sources.

THE MARKET FOR THE PRODUCT

         E-commerce:

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

         Business and the Internet:

           In order to conduct business over the Internet and accept payment by credit card, a merchant needs a merchant account. A merchant account is an identification number that identifies a business that is authorized to process credit card payments. A merchant account for online sales is different from a merchant account used in a traditional store.

         Transaction processing:

           The Internet has opened up new possibilities for processing many types of financial transactions. Continued growth of Internet commerce will depend in part on: (1) the ability of buyers and sellers to use familiar forms of payment online, such as credit and debit cards and checks, in a simple and secure manner; and (2) the availability of payment software and services that:

                    o securely transmit and store payment information with minimal interruption of a consumer's online experience;

                    o    are convenient for merchants to install and maintain;

                    o connect merchants to major payment processors and financial institutions;

                    o facilitate familiar types of transactions from the physical world -- (such as bill payment) on the Internet; and

                    o provide common payment platforms for merchants selling goods and services both at physical points-of-sale and electronic storefronts.

MARKETING PLAN

The Company's management has determined that the most effective means by which to market its transaction processing product/service is in two primary areas. The first is an automated, approach to penetrate the software developers community by making our software developer's kit available free of charge with extensive documentation that developers can use to easily integrate our technology into their specific solution without direct interaction with the Company. The Company plans on increasing the visibility of its software by making it available for download directly from the developer's communities' websites. The second approach is a direct sales effort through a number of marketing channels rather than pursuing a mass marketing effort directly to merchants. These channels have been identified as the primary sources which merchants contact and through which they typically work in order to establish their Internet e-commerce systems. Firms within these channels become the Company's partners.

Partners in these market channels provide the Transaction Processing Component to the merchant, as if it were part of their own product/service. For example, a financial institution or Internet service provider can provide the Transaction Processing Component to companies it works with as part of its e-commerce services.

Where it is necessary, as with financial institutions that become partners, the Company establishes dedicated network connections in order to ensure the integrity of the system and to maximize security. Non-Internet based applications may also require dedicated network connections.

In February 2002 the Company announced that its web-based credit card payment processing technology was incorporated into Scotiabank's e-commerce payment plug-in software. Scotiabank is one of Canada's major banks. This relationship will give E-xact access to many of Scotiabank's customers who require web merchant technology.

Application developers integrate the Company's payment capabilities into their products, seamlessly providing merchants setting up their own e-commerce web site with the ability to accept secure payments by credit card over the Internet.

The Company will provide the partners with a reduced wholesale cost for its services that partners can re-sell to their clients. Partners are required to administer the service to their customers and the Company will bill the partner directly. The Company has two pricing structures, wholesale and retail. Wholesale prices apply to partners such as Internet service providers, web developers, application developers and financial institutions. Retail rates apply to businesses selling products or services directly to consumers.

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

         Financial Institutions:

           The Company has been able to take advantage of having first established a relationship with the Royal Bank to secure additional other clients and to develop relationships with other financial institutions, such as Shared Network Services and, more recently, Scotiabank. Typically, these relationships can provide many referrals of other direct clients.

         Direct Marketing to Merchants:

           Direct marketing does not currently comprise a major portion of the Company's marketing strategy; however, it is taking place via the Company's website and through word-of-mouth. The Company will continue to maintain its website making it possible to download the Company's transaction processing component from its web site at www.e-xact.com. Typically, these downloads are from companies with which the Company has had no direct prior contact. .

OPERATIONS

The processing center for the Company is located in Vancouver B.C. This facility houses the Company's computer center for processing all transactions over the Internet. Network servers providing connectivity to processing systems and the Internet are securely co-located in Vancouver.

INTELLECTUAL PROPERTY

Generally speaking, the Company relies on general trademark and copyright law to protect its products. The Company has formally registered its primary trademark, E-xact Transactions but has not yet been granted the trademark protection and has not obtained any patent protection for any of its products.

COMPETITION

The market for Internet commerce software and services is relatively new, intensely competitive, quickly evolving, and subject to rapid technological change. Numerous companies are developing e-commerce and online financial transaction technologies and systems. Key competitors include:

Authorize.Net Corporation of Provo, UT -- Authorize.Net Corporation develops, markets, and sells Authorize.Net, a line of products and services that provide solutions for authorizing, processing, and managing credit card and electronic check transactions over the Internet. Authorize.Net's transaction processing system sends them on to the financial institutions for processing.

Internet Secure Inc. of Oakville, Ontario -- Internet Secure is a Canadian corporation which provides a secure, on-line, real-time credit card processing system for Internet merchants. Internet Secure demonstrated a secure, on-line, real-time credit card processing system that has been approved by two of the top six banks in Canada. Currently the company offers Canadian dollar merchant status for Visa, MasterCard and AMEX and US dollar merchant status for Visa and MasterCard approved and supported by Canadian and American Banks.

Verisign Corporation of Mountain View California -- Verisign bought the assets of Cybercash and markets a payment product called Payflow along with its security certificate business. Payflow is a seamless payment processing solution gives you back-end connectivity to all leading payment processing networks and allows your Web site to support multiple payment types. Payflow Pro can be customized to integrate with your existing Web site.

E-Commerce Exchange of Irvine, California -- E-Commerce Exchange is a nationwide credit card processing company, specializing in merchant account, credit card and electronic check transaction solutions for non-traditional merchants within the Internet, home-based, phone order/mail order industries. E-Commerce Exchange focuses on serving traditionally hard-to-place businesses, such as home-based or new merchants, business owners with credit problems, high-risk businesses, and others which are considered non-conventional by banks and other credit card processors.

RESEARCH AND DEVELOPMENT EXPENDITURES

The Company conducts research and development through internal research projects. Costs are incurred from time to time, in specific projects that employ existing technologies for which feasibility has previously been established to develop applications. Production costs for the development of the software used for which technological feasibility has been established but before the product is ready for sale, is capitalized when broad applications are identified within its existing product lines. The Company incurred $146,903 of expenses relating to research and development in 2001 compared to $ 463,832 in 2000.

EMPLOYEES

As of December 31, 2001, the Company had 7 full-time employees. That number includes one technical support, three programmers, one for marketing, and one accountant/administrator and the President and CEO.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains leased facilities in the location listed below.

                                                                            Current
                                                  Square     Term of         Annual
Function                     Location              Feet       Lease       Lease Costs
--------                     --------             ------     -------      -----------
Canadian Office     555 West Hastings Street,      1,300     10/31/02     Cdn $45,174
                    Suite 2410 Vancouver, B.C.

The facility in Vancouver British Columbia, Canada serves as the Company's processing center with the lease expiring October 31, 2002.

The Company's business and plan of operations consists of real-time electronic transaction processing as described in Item 1. Accordingly, the Company has no particular policy regarding each of the following types of investments:

1.       Investments in real estate or interests in real estate;

2.       Investments in real estate mortgages; or

3. Securities of or interests in persons primarily engaged in real estate activities.


ITEM 3. LEGAL PROCEEDINGS

3.1. On October 2, 2001 Robert Roker, a former employee (the "Plaintiff") filed a Complaint in the Supreme Court of British Columbia, Vancouver County against the Company in connection with an employment contract dated November 26, 1999. The Plaintiff alleges that he was terminated without cause on September 11, 2001 and is seeking damages of approximately CDN$50,892. The Plaintiff has also brought a claim for punitive damages in the amount of approximately CDN$10,000. On October 23, 2001 the Company filed a Statement of Defense denying the allegation that any money was due to the Plaintiff. The Company is represented by legal counsel in this matter and it believes that the Plaintiff was terminated with reasonable cause and has sufficient evidence to support its case.

3.2. On November 2, 2001 a supplier of bandwidth brought a small claims action against the Company in the Provincial Court of British Columbia (Small Claims Court) in the amount of CDN$9,271. The Company disputed the claim on the basis that services were never rendered as promised. On March 6, 2002, the Company paid the supplier CDN$1,605 in full and final settlement of the disputed amount.


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

The Company was a private company for all of 1999 and thus a public quote for the Company's stock does not exist for that year

         Stock quotes for 2001

  Date       Open price     High      Low     Close    Quarterly volume
  ----       ----------     -----    -----    -----    ----------------
31-Mar-01       $0.20       $0.20    $0.13    $0.15         106,200
30-Jun-01        0.48        0.49     0.21     0.22          246,300
30-Sep-01        0.16        0.16     0.12     0.12          55,096
31-Dec-01        0.23        0.24     0.15     0.20          93,400


         Stock prices for 2000

  Date        Open price    High      Low     Close
  ----        ----------    -----    -----    -----
31-Mar-00       $5.00       $5.00    $4.60    $4.70
30-Jun-00        1.90        1.90     1.80     1.83
29-Sep-00        1.30        1.30     1.30     1.30
28-Dec-00        0.25        0.25     0.25     0.25


There were 57 registered shareholders of the Company as at March 1, 2002 holding in aggregate 10,502,000 shares of which 55 registered shareholders hold in aggregate 2,890,560 shares, and 7,611,440 shares are held by CDS & Co. and First Clearing Corporation in street form.

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

The transfer agent for the Company's common stock is Pacific Corporate Trust Company, 625 Howe Street, Suite 830 Vancouver, BC, V6C 3B8.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read together with the Company's consolidated financial statements and accompanying notes included elsewhere.

                                 Exchange Rates

All dollar amounts herein are stated in U.S. dollars except where otherwise indicated. The following table reflects the rate of exchange for Canadian dollars per U.S. $1.00 in effect at the end of the following periods and the average rate of exchange during such periods, based on the Federal Reserve Bank of New York's average noon spot rate of exchange:

                                      YEAR ENDED DECEMBER 31
                            ----------------------------------------
                               1999           2000            2001
                            ----------     ----------     ----------
Rate at end of period:      CDN$1.4433     CDN$1.4979     CDN$1.4819
Average rate for period:    CDN$1.4858     CDN$1.4851     CDN$1.4995

--------
On March 1, 2002, the Federal Reserve Bank of New York noon spot rate of exchange was U.S. $1.00 = CDN$1.5955

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

During the year ended December 31, 2001, the Company released version 5.5 of its software in Com, Java and Perl platforms. The Company's e-commerce solution is functional across major operating environments and it requires minimal investment of resources from new customers to be fully integrated with E-xact's services.

In 2001 the Company processed approximately 2.7 million transactions with an estimated value of approximately $752 million.

       FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO FISCAL YEAR ENDED
          DECEMBER 31, 2000 (ALL AMOUNTS ARE EXPRESSED IN US DOLLARS)

REVENUES

In 2001 the Company focused on improving its customer service as well as streamlining its operations. The Company's revenue consists of setup fees and transactions fees. In 2001 total revenues increased by 63% from $240,504 in 2000 to $392,519 in 2001. The revenues were derived primarily from transaction processing fees and monthly service fees. The Company weeded out many of its unproductive customers and focused its energy on more established customers. This resulted in higher revenue, lower bad debts and better cash flow.

GROSS MARGINS

The Company's gross profit margin in 2001 was approximately 81% compared to 52% in 2000. The Company's cost of sales consists primarily of bandwidth costs, fees paid to a third party processor and data line charges. Although revenue increased by approximately 63% over the previous year, the existing cost structure was sufficient to support the extra volume of business. In 2000, US bandwidth and data line charges were setup in anticipation of US sales growth. Although sales in the US did not materialize as anticipated, these fixed costs were incurred irrespective of the level of activity. The US costs were terminated in the fourth quarter of 2000. As revenue increases in the future, cost of sales will remain relatively flat as they will not increase in direct proportion to revenue. It is relatively inexpensive to increase bandwidth and data line capacity as all of these services are provided by companies operating in a competitive environment.


GENERAL AND ADMINISTRATIVE EXPENSES ( G&A )

G&A expenses decreased from $1,423,701 in 2000 to $378,039 in 2001. Bad debts decreased from $62,622 in 2000 to $16,478 in 2001. This was due to a policy of reviewing the productivity of each receivable. Services were terminated for unproductive or non-performing customers. This resulted in a stable of established customers who are able to generate transactions on a daily basis and therefore more consistent sales revenue for the Company.

Office & miscellaneous expenses decreased from $208,242 in 2000 to $96,977 in 2001, telephone & fax decreased from $91,090 in 2000 to $9,556, legal expenses decreased from $134,894 in 2000 to $14,558 in 2001, rent decreased from $111,025 in 2000 to $32,919 in 2001, management & consulting expense decreased from $140,736 in 2000 to $43,767 in 2001 and salaries & wages decreased from $470,043 in 2000 to $117,548 in 2001. The large decrease in G&A was due primarily to the closure of the US office in Colorado in the fourth quarter of 2000.


SALES & MARKETING  (S&M)

S&M decreased from $1,100,941 in 2000 to $76,961 in 2001. The decrease in expenses was due to the closure of the US office. The bulk of the S&M expense in 2001 consisted primarily of salaries and wages of personnel engaged in the marketing of the Company's products.


RESEARCH AND DEVELOPMENT (R&D)

R&D expenses consist of compensation expenses and consulting fees to support the development of the Company's software and services. Production costs for the development of the software for which the technological feasibility has been established but before the product is ready for sale are expensed.

R&D expenses decreased from $742,767 in 2000 to $146,903 in 2001. The decrease was due to a reduction of consulting fees, equipments leases and programming expenses as a result of the closure of the US office.

INCOME TAXES

The Company had income taxes payable of approximately $6,182 as at December 31, 2001. As at March 20, 2002 the Company had not been assessed for the Canadian branch tax return for the tax year June 30, 2000. If the tax loss incurred is disallowed for setoff against the Company's taxable income in the previous tax year, there would be a tax liability of approximately $253,000.


NET LOSS

The Company incurred a net loss of $270,765 in 2001, compared to a net loss of $2,973,572 in 2000. The Company expects to finance future losses from increased sales revenue and from advances from major shareholders.


      LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2001

CAPITAL AND DEBT FINANCING

On April 26, 2001 the Company completed a private placement of 2,000,000 special warrants. Each special warrant entitled the holder to receive, without further consideration, one common share and a share purchase warrant. Each share purchase warrant entitled the holder to purchase a further common share over a period of two years at a price of $0.23 per warrant share in the first year and at a price of $0.27 per warrant share in the second year. The special warrants were issued outside the United States pursuant to an exemption from the registration under Regulation S of the Securities Act of 1933, as amended. The special warrants were purchased by non-U.S. persons outside the United States.

These transactions are regarded as unregistered transactions under the Securities Exchange Act of 1933. In October 2001 the holders of the special warrants exercised the special warrants and converted them into 2,000,000 common shares. The Company also issued 2,000,000 share purchase warrants under terms and conditions mentioned above. The share purchase warrants expire May 31, 2003.

At December 31, 2001 the Company had a working capital deficiency of $584,782 compared to a deficiency of approximately $747,000 at December 31, 2000. As at December 31, 2001 the Company had substantial trade accounts payable which have remained unpaid for over one year. The Company has received co-operation and support from these creditors in the past. The Company is unable to pay these debts as they become due. The future operations of the Company is dependant on the support of the Company's major shareholders, the continued support of its creditors and a continuation of the Company's efforts to increase its revenue base in order to achieve break-even point and eventually attain profitability.

CASH FLOW

During the year ended December 31, 2001, the Company used cash from operations of $247,303 compared to $2,368,672 in 2000.

Cash provided by financing activities was $258,683 for the year ended December 31, 2001 compared to $2,269,981 the previous year. The Company successfully completed a private placement of $400,000 on April 26, 2001 of which $370,000 was funded by related parties (see item 11). The proceeds were used to repay advances from stockholders.

Although no new equipment was purchased during the year, the Company nevertheless believes it has sufficient equipment on hand to support its planned operations in the short term.


CAPITAL RESOURCES

Management believes that the working capital deficiency as at December 31, 2001 and future operating losses will be financed by additional equity funding and loans from investors. However, there can be no assurance that such financings will be successful, or that they may be negotiated on terms which are unfavorable or dilutive to existing stockholders or acceptable to existing creditors. The Company's continuation as a going concern is contingent upon achieving operating levels adequate to support its cost structure, the continued support of its creditors and obtaining adequate financial resources through a contemplated financing. The Company has no plans to expand its personnel or purchase or lease any major capital equipment in 2002. Additional staffing requirements will be supplemented with part-time workers or consultants.

In the event that cash flow from operations, if any, together with the proceeds of any future financings, are insufficient to meet the Company's current operating expenses, the Company will be required to re-evaluate its planned expenditures and allocate its total resources in such manner as the board of directors and management deems to be in the Company's best interest. This may result in a substantial reduction of the scope of existing and planned operations. As at December 31, 2001 the Company's significant obligations and commitments include payment of trade accounts payable ($551,701) repayment of its shareholder advances ($118,241) and continued payment of obligations under operating premises and equipment leases (see note 10 to the Company's December 31, 2001 consolidated financial statements).

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the subsequent recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually.

The Company is required to adopt SFAS No. 141 and 142 on a prospective basis as of July 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material effect on the Company's financial position or results of operations.

The FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supersedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. Therefore, the Company will be required to adopt SFAS No. 144 as of July 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial position or results of operations.

Critical Accounting Policies and Estimates:

The significant accounting policies are outlined within note 2 to the financial statements. Some of those accounting policies require the Company to make estimates and assumptions that affect the amounts reported by the Company. The following items require the most significant judgment or estimation:

Revenue Recognition:

New customers are required to complete a Merchant Registration Form and a Transactions Processing Agreement. The term of the Agreement is normally for a year with an automatic renewal at the anniversary date.

The Company receives it revenue from three sources: new account activations, monthly service/membership fees and online transactions fees. New account activations fees are recognized as revenue when customers' production accounts are activated while monthly services fees are recognized when customers are invoiced. Online transaction fees are recognized when services have been performed.

Accounts Receivable:

The Company performs monthly reviews of its accounts receivable. Customers who are in arrear are normally given the opportunity to pay off arrear balances prior to suspension of processing services. Provision for doubtful accounts are normally based on customers who are 90 days in arrear. However, a review is also based on a case-by-case basis depending on the customer's circumstances. A significant change in the financial position of the Company's customers could have a material adverse impact on the collectability of the accounts receivable.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts, and the contingencies described in Legal Proceedings in item 3 above. Actual results could differ from those estimates.


ITEM 7. FINANCIAL STATEMENTS

         Independent Auditors' Report                                              F-1

         Consolidated Balance Sheets -- December 31, 2001 and
                                        December 31, 2000                          F-2

         Consolidated Statements of Operations
         -- For the years ended December 31, 2001, 2000 and 1999                   F-3

         Consolidated Statements of (Capital Deficiency) Stockholders' Equity
         -- For the years ended December 31, 2001, 2000 and 1999                   F-4

         Consolidated Statements of Cash Flows
         -- For the years ended December 31, 2001, 2000 and 1999                   F-5

         Notes to Consolidated Financial Statements                                F-6

                          INDEPENDENT AUDITORS' REPORT


To the Directors and Stockholders of
E-xact Transactions Ltd.


We have audited the consolidated balance sheets of E-xact Transactions Ltd. as at December 31, 2001 and 2000 the consolidated statements of operations, capital deficiency and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001 in accordance with accounting principles generally accepted in the United States of America.

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

On March 8, 2002, we reported separately to the stockholders of E-xact Transactions Ltd. on consolidated financial statements for the same periods prepared in accordance with generally accepted accounting principles in the Canada.


/s/ DELOITTE & TOUCHE LLP


Chartered Accountants
Vancouver, British Columbia
March 8, 2002

                            E-XACT TRANSACTIONS LTD.
                           CONSOLIDATED BALANCE SHEETS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                   December 31,    December 31,
                                                                       2001            2000
                                                                   ------------    ------------
ASSETS

Current
   Cash ........................................................   $     20,970    $     10,476
   Accounts receivable (Note 3) ................................         62,512          72,671
   Prepaid expenses and deposits ...............................          7,860           5,356
                                                                   ------------    ------------
Total current assets ...........................................         91,342          88,503
Capital assets (Note 4) ........................................         63,491         103,601
                                                                   ------------    ------------
Total assets ...................................................   $    154,833    $    192,104
                                                                   ============    ============

LIABILITIES

Current
   Accounts payable and accrued liabilities (Note 5) ...........   $    551,701    $    541,163
   Income taxes payable ........................................          6,182          71,909
   Advances payable (Note 6) ...................................        118,241         222,558
                                                                   ------------    ------------
Total current liabilities ......................................        676,124         835,630
                                                                   ------------    ------------

Continuing operations (Note 1)
Commitments (Note 10)

CAPITAL DEFICIENCY

Common stock, common shares issued and outstanding (Note 7)
   10,502,000 at December 31, 2001 and 8,502,000 at
     December 31, 2000 .........................................         10,502           8,502
Share purchase warrants (Note 7 (f)) ...........................        196,500              --
Additional paid-in capital .....................................      3,322,882       3,128,382
Accumulated deficit ............................................     (4,051,175)     (3,780,410)
                                                                   ------------    ------------
Total capital deficiency .......................................       (521,291)       (643,526)
                                                                   ------------    ------------
Total capital deficiency and liabilities .......................   $    154,833    $    192,104
                                                                   ============    ============


        See Accompanying Notes to the Consolidated Financial Statements.

                            E-XACT TRANSACTIONS LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                               Year ended
                                                               December 31,
                                                -----------------------------------------
                                                    2001           2000           1999
                                                -----------    -----------    -----------
Revenues
   Online transactions ......................   $   392,519    $   240,504    $    88,721
   Web development ..........................            --             --          7,070
                                                -----------    -----------    -----------
Total revenues ..............................       392,519        240,504         95,791
                                                -----------    -----------    -----------

Cost of sales
   Cost of online transactions ..............        73,072        115,532         26,262
   Cost of web development ..................            --             --          3,183
                                                -----------    -----------    -----------
Total cost of sales .........................        73,072        115,532         29,445
                                                -----------    -----------    -----------

Expenses
   General and administrative expenses ......       378,039      1,423,701        467,780
   Sales and marketing ......................        76,961      1,100,941         57,180
   Research and development .................       146,903        742,767        193,765
                                                -----------    -----------    -----------
Total expenses ..............................       601,903      3,267,409        718,725
                                                -----------    -----------    -----------
Operating loss ..............................      (282,456)    (3,142,437)      (652,379)
Other income (expense) ......................        11,691        110,140        (15,967)
                                                -----------    -----------    -----------
Loss before income tax ......................      (270,765)    (3,032,297)      (668,346)
Income taxes (Note 11) ......................            --         58,725       (102,557)
                                                -----------    -----------    -----------
Net loss ....................................   $  (270,765)   $(2,973,572)   $  (770,903)
                                                ===========    ===========    ===========

Basic and diluted loss per share ............   $     (0.03)   $     (0.37)   $     (0.17)
                                                ===========    ===========    ===========

Weighted average number of common shares
   used to calculate loss per share .........     9,866,384      7,932,356      4,553,542
                                                ===========    ===========    ===========


        See Accompanying Notes to the Consolidated Financial Statements.

                            E-XACT TRANSACTIONS LTD.
                  CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY
                      (EXPRESSED IN UNITED STATES DOLLARS)


                                                   Common Stock            Warrants          Additional                    Total
                                               -------------------   ---------------------    Paid-in     Accumulated     Capital
                                                 Shares     Amount     Number      Amount     Capital       Deficit     Deficiency
                                               ----------  -------   ----------  ---------   ----------   -----------   ----------
Issuance of common stock for cash ..........       42,000  $     1   $       --  $      --   $       --   $        --   $         1
Issuance of common stock for acquired
  software and intangibles .................    4,158,000   42,129           --         --           --            --        42,129
Net loss ...................................           --       --           --         --           --       (35,935)      (35,935)
                                               ----------  -------   ----------  ---------   ----------   -----------   -----------
Balance at December 31, 1998 ...............    4,200,000   42,130           --         --           --       (35,935)        6,195
Reclassification on reincorporation
  (Note 7) .................................           --  (37,930)          --         --       37,930            --            --
Warrants issued for consulting fees
  (Note 7(d)) ..............................           --       --           --         --       58,320            --        58,320
Issuance of common stock on private
  placement, net of offering costs
  of $20,698 and warrants issued
  for financing services of $142,123
  (Note 7 (d)) .............................    1,697,000    1,697           --         --      844,613            --       846,310
Net loss ...................................           --       --           --         --           --      (770,903)     (770,903)
                                               ----------  -------   ----------  ---------   ----------   -----------   -----------

Balance at December 31, 1999 ...............    5,897,000    5,897           --         --      940,863      (806,838)      139,922
Issuance of stock pursuant to exercise of
  warrants, January 2000 ...................      225,000      225           --         --       74,334            --        74,559
Issuance of stock pursuant to IPO, net of
  cash offering of $509,435, stock issued
  to the Underwriter of $75,000, and
  warrants issued for financing services
  of $138,744 ..............................    2,325,000    2,325           --         --    1,738,240            --     1,740,565
Exercise of stock options ..................       25,000       25           --         --       24,975            --        25,000
Warrants issued for compensation
  (Note 7 (d)) .............................           --       --           --         --      320,000            --       320,000
Exercise of warrants .......................       30,000       30           --         --       29,970            --        30,000
Net loss ...................................           --       --           --         --           --    (2,973,572)   (2,973,572)
                                               ----------  -------   ----------  ---------   ----------   -----------   -----------
Balance at December 31, 2000 ...............    8,502,000    8,502           --         --    3,128,382    (3,780,410)     (643,526)
Special warrants issued for cash (net of
  offering costs of $7,000) (Note 7 (f)) ...           --       --    2,000,000    393,000           --            --       393,000
Exercise of special warrants into
  common shares ............................    2,000,000    2,000   (2,000,000)  (393,000)     194,500            --      (196,500)
Purchase warrants issued on exercise of
  special warrants .........................           --       --    2,000,000    196,500           --            --       196,500
Net loss ...................................           --       --           --         --           --      (270,765)     (270,765)
                                               ----------  -------   ----------  ---------   ----------   -----------   -----------
Balance at December 31, 2001 ...............   10,502,000  $10,502  $ 2,000,000  $ 196,500   $3,322,882   $(4,051,175)  $  (521,291)
                                               ==========  =======  ===========  =========   ==========   ===========   ===========

        See Accompanying Notes to the Consolidated Financial Statements.

                            E-XACT TRANSACTIONS LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                                           Year ended
                                                                                           December 31,
                                                                            -----------------------------------------
                                                                                2001          2000         1999
                                                                            -----------    -----------    -----------
Operating activities:

  Net loss ..............................................................   $  (270,765)   $(2,973,572)   $  (770,903)
  Item not affecting cash
    Amortization of capital assets, acquired
     software and other intangible assets ...............................        40,996         58,328         36,014
    Loss on disposal of fixed assets ....................................            --         78,671             --
    Warrants issued to customer .........................................            --        320,000             --
    Warrants issued for financing fees ..................................            --             --         58,320
  Net change in operating assets and liabilities
    Accounts receivable .................................................        10,159          9,166        (69,058)
    Prepaid expenses and deposits .......................................        (2,504)        (1,022)            --
    Accounts payable and accrued liabilities ............................        40,538        170,405        345,887
    Income taxes payable ................................................       (65,727)       (30,648)       102,557
    Advances from stockholders ..........................................            --             --         (7,318)
                                                                            -----------    -----------    -----------
                                                                               (247,303)    (2,368,672)      (304,501)
                                                                            -----------    -----------    -----------
Financing activities:
  Proceeds on issuance of capital stock and warrants,
    net of offering costs ...............................................       363,000      1,870,124        846,310
  Deferred share issue costs ............................................            --        177,299       (177,299)
  Advances from stockholders ............................................       247,977        222,558             --
  Repayment of stockholder advance ......................................      (352,294)            --             --
                                                                            -----------    -----------    -----------
                                                                                258,683      2,269,981        669,011
                                                                            -----------    -----------    -----------
Investing activities:
  Purchase of capital assets ............................................          (886)      (198,075)       (62,948)
  Proceeds on disposal of fixed assets ..................................            --          2,575             --
                                                                            -----------    -----------    -----------
                                                                                   (886)      (195,500)       (62,948)
                                                                            -----------    -----------    -----------
Net cash inflow (outflow) ...............................................        10,494       (294,191)       301,562
Cash, beginning of year .................................................        10,476        304,668          3,106
                                                                            -----------    -----------    -----------
Cash, end of year .......................................................   $    20,970    $    10,477    $   304,668
                                                                            ===========    ===========    ===========
Supplemental non-cash investing and financing cash flow disclosures:

Special warrants issued to supplier .....................................   $    30,000    $        --    $        --
                                                                            ===========    ===========    ===========
Warrants issued for financing services ..................................   $        --    $   138,744    $   142,123
                                                                            ===========    ===========    ===========
Warrants issued to customer .............................................   $        --    $   320,000    $        --
                                                                            ===========    ===========    ===========
Common stock issued to underwriters .....................................   $        --    $    75,000    $        --
                                                                            ===========    ===========    ===========


        See Accompanying Notes to the Consolidated Financial Statements.

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)


1.       CONTINUING OPERATIONS

         The Company specializes in online financial transaction processing supporting customers' e-commerce activities. The Company was initially incorporated on August 13, 1998 under the laws of British Columbia, Canada. On July 28, 1999 the Company was continued into the State of Delaware.

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

         The Company incurred a net loss of $270,765 for the year ended December 31, 2001 and at December 31, 2001 had a working capital deficiency of $584,782 and capital deficiency of $521,291. The success of the Company's future operations is dependent upon attaining profitable operations, and upon its ability to raise additional financing. Management's plans include obtaining the continued support of creditors, raising additional financing and, ultimately, positioning the Company for profitable operations.

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

         In the event that cash flow from operations, if any, together with the proceeds of any future financings, are insufficient to meet the Company's current operating expenses, the Company will be required to reevaluate its planned expenditures and allocate its total resources in such manner as the Board of Directors and management deems to be in the Company's best interest. This may result in the substantial reduction of the scope of existing and planned operations.

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

         (e)      Capital Assets and Amortization

                  Capital assets are recorded at cost and amortized over the estimated useful lives of the assets on the following basis:

                  Leasehold improvement       5 years on a straight-line basis
                  Computer software           100% declining balance
                  Computer equipment          30% declining balance

                  The Company periodically evaluates the recoverability of its capital assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimates of future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. No impairment in assets had been identified by the Company in the years ended December 31, 2001, 2000 and 1999.

         (f)      Revenue Recognition

                  The Company's revenue is derived from the following sources:

                  (i)      Online Transactions

                           Revenue from the setup, maintenance, customization and processing of online transactions is recognized when the services are performed, the amount of revenue is fixed or determinable and collectibility is reasonably assured.

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

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (g)      Stock-Based Compensation Plans

                  As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has accounted for employee and directors stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and has made the pro forma disclosures required by SFAS No. 123 in Note 7
                  (c).

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

         (i)      Basic and Diluted Loss Per Share

                  Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period along with the contingently issuable common shares from the issuance of special warrants which have been treated as outstanding as all necessary conditions have been satisfied.

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

         (k)      Business Segments

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

         (l)      Accounting for derivative instruments and hedging activities

                  The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, as of the beginning of 2001. The standards require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. As the Company does not enter into derivative transactions, the effect of adopting SFAS No. 133, as amended, did not have a material effect on the Company's financial position or overall results of operations.

         (m)      Recent Accounting Pronouncements

                  In July 2001,the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the initial recognition and measurement of intangible assets acquired in a business combination and SFAS No. 142 addresses the subsequent recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually.

                  The Company is required to adopt SFAS No. 141 and No. 142 on a prospective basis as of July 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material effect on the Company's financial position or results of operations.

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)


2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (m)      Recent Accounting Pronouncements (continued)

                  The FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supersedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. Therefore, the Company will be required to adopt SFAS No. 144 as of July 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial position or results of operations.


3.       ACCOUNTS RECEIVABLE

         Accounts receivable are recorded net of a $12,916 allowance for doubtful accounts at December 31, 2001 (2000 - $65,581).


4.       CAPITAL ASSETS

                                                 December 31,
                                -----------------------------------------------
                                         2001                            2000
                                ----------------------------------     --------
                                           Accumulated    Net Book     Net Book
                                  Cost     Amortization    Value         Value
                                --------   ------------   --------     --------
Leasehold improvements ....     $  4,940     $  1,477     $  3,463     $  4,446
Computer software .........       88,138       87,616          522       14,344
Computer equipment ........      119,165       59,659       59,506       84,811
                                --------     --------     --------     --------
                                $212,243     $148,752     $ 63,491     $103,601
                                ========     ========     ========     ========

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)


5.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         The principal components of accounts payable and accrued liabilities were as follows:

                                     December 31,
                                 -------------------
                                   2001       2000
                                 --------   --------
Trade payables ...............   $530,651   $498,149
Other accrued liabilities ....     21,050     43,014
                                 --------   --------
                                 $551,701   $541,163
                                 ========   ========


6.       ADVANCES PAYABLE

         The advances payable from certain stockholders of the Company bear interest at prime plus one per cent and have no fixed terms of repayment. $30,000 of advances are secured by stock of the Company held by a major stockholder. Advances are secured by certain assets of the Company.


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

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)


7.       STOCKHOLDERS' EQUITY (CONTINUED)

         (c)      Stock-Based Compensation Plans (continued)

                  During 2001, the Company amended the stock option plan, reserving a maximum of 2,095,000 common shares for issuance under the plan.

                  A summary of the status of the Company's stock option plan as of December 31, 2001, 2000 and 1999 and changes during the periods ending on those dates is presented below:

                                               2001                      2000                      1999
                                    ------------------------    ----------------------   -----------------------
                                                   Weighted-                 Weighted-                 Weighted-
                                                    Average                   Average                   Average
                                      Common       Exercise      Common      Exercise      Common      Exercise
Options                               Shares        Price        Shares        Price       Shares       Price
-------                             ----------    ----------    --------    ----------   ----------   ----------
Outstanding at beginning
  of period .....................      545,500    $     1.42     650,000    $     1.00           --   $       --
    Granted .....................      675,000          0.25     900,500          1.34      650,000         1.00
    Exercised ...................           --            --     (25,000)         1.00           --           --
    Cancelled ...................     (147,000)         0.72    (980,000)         1.10           --           --
                                    ----------    ----------    --------    ----------   ----------   ----------
Outstanding at end of period ....    1,073,500    $     0.74     545,500    $     1.42      650,000   $     1.00
                                    ==========    ==========    ========    ==========   ==========   ==========

Exercisable at end of period ....      380,821    $     1.17     200,000    $     1.39        4,167   $     1.00
                                    ==========    ==========    ========    ==========   ==========   ==========


                  The following table summarizes information about stock options outstanding at December 31, 2001:

                       Options Outstanding
------------------------------------------------------------------
                Number             Weighted-            Number
Range of      Outstanding           Average          Exercisable
Exercise    at December 31,       Remaining        at December 31,
 Price           2001          Contractual Life          2001
--------    ---------------    ----------------    ---------------
$   0.25            625,000           4.3 years             75,342
    1.00            370,000           3.0 years            253,584
    3.35             78,500           3.4 years             51,895
                  ---------                                -------
                  1,073,500                                380,821
                  =========                                =======


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

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)


7.       STOCKHOLDERS' EQUITY (CONTINUED)

         (c)      Stock-Based Compensation Plans (continued)

                  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, issued in October 1995, requires the use of the fair value based method of accounting for stock options. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the exercise period. During the periods ended December 31, 2001 and 2000, the Company issued no options to individuals other than employees and directors. SFAS 123, allows the Company to continue to measure the compensation cost of employee related stock options in accordance with APB 25. The Company has therefore adopted the disclosure-only provision of SFAS 123.

                  Had compensation cost for the Company's share options granted to employees and directors been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123, pro forma net loss and net loss per share would have been as follows:

                                                  Year Ended December 31,
                                           -----------------------------------------
                                               2001           2000           1999
                                           -----------    -----------    -----------
Net loss
  As reported ..........................   $  (270,765)   $(2,973,572)   $  (770,903)
  SFAS No. 123 pro forma adjustment ....      (285,422)      (429,209)        (9,271)
                                           -----------    -----------    -----------
Pro forma net loss .....................      (556,187)    (3,402,781)      (780,174)
                                           ===========    ===========    ===========

Loss per share, as reported ............   $     (0.03)   $     (0.37)   $     (0.17)
SFAS No. 123 pro forma adjustment ......         (0.03)         (0.02)            --
                                           -----------    -----------    -----------
Pro forma loss per share ...............   $     (0.06)   $     (0.39)   $     (0.17)
                                           ===========    ===========    ===========


                  The weighted average Black-Scholes option pricing model value of options granted under the share option plan during the periods ended December 31, 2001, 2000 and 1999 were $0.18, $1.04 and $0.17 per share, respectively. The fair value for these options was estimated at the date of grant using the following weighted average assumptions:

                                                        Year Ended December 31,
                                                     -----------------------------
                                                      2001        2000      1999
                                                     -------    -------    -------
Assumption
  Volatility factor of expected market price
    of the Company's shares .....................     144.0%     109.0%       5.3%
  Dividend yield ................................       0.0%       0.0%       0.0%
  Weighted average expected life of
    stock options ...............................    5 years    5 years    3 years
  Risk free interest rate .......................      4.61%      5.32%      6.55%

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

                  On July 28, 1999, and amended January 18, 2000 and February 15, 2000, the Company entered into an agreement with Bolder Venture Partners ("BVP") to have BVP complete a financing plan which will include an initial private placement (b), an Initial Public Offering ("IPO") (c), and a Follow-On Placement. In partial consideration of BVP's services, the Company will issue BVP warrants to purchase 1,232,136 shares exercisable for a five-year term from July 28, 1999. 225,000 of the Warrants were exercised at $0.25 per share on January 18, 2000. As these Warrants became exercisable on August 28, 1999, the Company has recorded the fair value of these warrants of $58,320 as a corporate finance fee in the year ended December 31, 1999. The remaining Warrants became exercisable or will be exercisable as follows:

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

                  In connection with the Company's Initial Public Offering (the "IPO"), the Company granted to Canaccord Capital Corporation and Haywood Securities Inc. (the "Agents"), an aggregate of 225,000 share purchase warrants (the "Agents' Warrants") entitling the Agents up to 225,000 shares of the Company's common stock at any time up to the close of business on the first anniversary of the Company's listing on the CDNX at a price of $1.00 per share. 30,000 of these Agents' Warrants were exercised in September 2000, leaving an aggregate of 195,000 Agents' warrants, which expired March 22, 2001.

                  The Company incurred cash costs of $509,435 in connection with the initial public offering. In addition, the Company recorded non-cash share issue costs of $138,744 and $75,000 relating to the issuance of Warrants and common stock as a result of the offering. The Company received net proceeds from the initial public offering of $1,740,565.

         (f)      Special Warrants

                  On April 26, 2001, the Company completed an offering of 2,000,000 special warrants at $0.20 per special warrant for total proceeds of $400,000. Each warrants consists of one common share and one purchase warrant. Each purchase warrant will entitle the holder to purchase one additional common share at a price of $0.23 per share in the first year and $0.27 per share in the second year.

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)


7.       STOCKHOLDERS' EQUITY (CONTINUED)

         (f)      Special Warrants (continued)

                  150,000 of the special warrants were purchased by a supplier. The consideration received by the Company was the settlement of a $30,000 trade liability. In October 2001, the special warrants were exercised for 2,000,000 common shares and 2,000,000 purchase warrants. Upon conversion, the net proceeds of $393,000 from the special warrants were allocated $196,500 to common shares and $196,500 to the purchase warrants based on the relative fair values.


8.       FINANCIAL INSTRUMENTS

         (a)      Fair Value

                  The carrying values of cash, accounts receivable, deposits, accounts payable and accrued liabilities, income taxes payable and advances payable, as reflected in the balance sheet, approximate their respective fair values as at December 31, 2001 and 2000 because of the demand or short-term maturity of these instruments.

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

                  The Company is subject to credit risk as it earns revenue from a limited number of customers. During the year ended December 31, 2001 - $58,661 (year ended December 31, 2000 - $75,973;
                  year ended December 31, 1999 - $58,418) of revenue was derived from a single customer. As at December 31, 2001 accounts receivable included $6,235 (2000 - $45,398) due from a single customer.

         (c)      Foreign Exchange Risk

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

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)


9.       RELATED PARTY TRANSACTIONS

         Related party transactions not otherwise disclosed in these financial statements include:

         (a) During the year ended December 31, 2001 the Company paid consulting fees of $Nil (year ended December 31, 2000 - $118,196; year ended December 31, 1999 - $181,784) to a corporate stockholder for research, development and computer services;

         (b) As at December 31, 2001 accounts payable and accrued liabilities include $52,127 (2000 - $58,649) due to a corporate stockholder for operating costs paid on its behalf

         (c) During the year ended December 31, 2001, the Company incurred interest of $12,364 (year ended December 31, 2000 - $1,973; year ended December 31, 1999 - $Nil) on advances from certain stockholders of the Company;

         (d) As at December 31, 2001, accounts payable and accrued liabilities include $145,965 (2000 - $86,154) due to stockholders and directors of the Company; and

         (e) During the year ended December 31, 2001, the Company paid management fees of $27,207 (2000 - $Nil) to a director of the Company.


10.      COMMITMENTS

         Future minimum operating lease payment for premises and equipment leases for the years ended December 31, are due as follows:

2002 .............................................................  $28,516
2003 .............................................................    4,614
2004 .............................................................      627
                                                                    -------
                                                                    $33,757
                                                                    =======

11.      INCOME TAXES

         Income tax expense for the periods ended December 31, 2001, 2000 and 1999 was as follows:

                                                 Year Ended December 31,
                                             ------------------------------
                                               2001       2000       1999
                                             -------   ---------   --------
Current ..................................   $    --   $(58,725)   $102,557
Deferred (recovery) ......................        --         --          --
                                             -------   --------    --------
                                             $    --   $(58,725)   $102,557
                                             =======   ========   =========

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)


11.      INCOME TAXES (CONTINUED)

         The reported income tax provision differs from the amount computed by applying the statutory rate to the loss before income taxes. The reasons for this difference and the related tax effects are as follows:

                                                         Year Ended December 31,
                                                 -------------------------------------------
                                                     2001           2000             1999
                                                 -----------     -----------     -----------
Statutory tax rate ...........................            35%             35%             35%
Expected income tax (recovery) ...............   $   (94,768)    $(1,061,304)    $  (232,866)
Foreign tax rate differences and other .......        (6,633)         57,975         (48,185)
Losses producing no current tax benefit ......       101,084         782,030         148,054
Non-deductible expenses ......................           317         162,574              --
Benefit of prior year losses (recognized) ....            --              --         (16,172)
Foreign taxes on redomocile of Company .......            --              --         251,726
                                                 -----------     -----------     -----------
                                                 $        --     $   (58,725)    $   102,557
                                                 ===========     ===========     ===========


         On July 28, 1999, the Company was continued into the State of Delaware. This event resulted in a deemed tax year-end and a taxable gain for Canadian tax purposes, based on the excess of the fair market value of the Company's assets over their related tax cost. Accordingly, a provision for the Canadian taxes on the estimated taxable gain has been recorded, which has been partially eliminated by the use of available current tax losses in Canada.

         Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                                 December 31,
                                                         --------------------------
                                                            2001            2000
                                                         -----------    -----------
Deferred income tax assets
  Book tax base difference in assets .................   $   354,835    $   170,936
  Net operating tax loss carry forwards ..............     1,301,948        930,084
  Valuation allowance for deferred income tax asset ..    (1,656,783)    (1,101,020)
                                                         -----------    -----------
Net deferred income tax assets .......................            --             --
                                                         -----------    -----------
Deferred income tax liabilities ......................   $        --    $        --
                                                         ===========    ===========

         Due to the uncertainty surrounding realization of the deferred income tax assets, the Company has 100% valuation allowance against its future income tax assets.

         As of December 31, 2001, the Company has U.S. and Canadian tax loss carry forwards of approximately $3.6 million, which expire between 2007 and 2021, available to reduce future years' income for tax purposes.

                            E-XACT TRANSACTIONS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)


12.      SEGMENTED INFORMATION

         The Company operates in one segment - electronic commerce services.

         The Company attributes revenue among geographical areas based on the location of the customers. During the year ended December 31, 2001, 94% of revenues were derived in Canada (year ended December 31, 2000 - 98%). Long-lived assets include capital assets and are located in Canada.

         The Company's customer sales concentration is discussed in Note 8(b).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company are listed below. Directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Executive officers are elected by the Board of Directors and hold office until their successors are elected and qualified. The Board of Directors has established a compensation committee and an audit committee.

Name                            Age     Positions
----                            ---     ---------
Peter Fahlman(2)                 38     President, Chief Executive Officer and
                                        Director

Lance Tracey(1)(2)               55     Director

Dieter Heidrich(1)               62     Director

Paul MacNeill(2)                 47     Director

John Rose(1)                     56     Director

Edmund Shung                     47     Chief Financial Officer

(1) Member of the Company's Compensation Committee.

(2) Member of the Company's Audit Committee.

BIOGRAPHICAL INFORMATION

Peter Fahlman -- Mr. Fahlman, has been President of the Company since November 11, 2000 and director since September 1, 1998. Mr. Fahlman was previously the Vice President of Business Development from September 1, 1998 to November 11, 2000. Mr. Fahlman was a partner in Data Direct Consulting Services, an Internet software development company, since November, 1997; prior to that he was President of Prophase Development Corp., an online print services company, from May 1996 to December 1997; prior to that he was a consultant to Cybernet Technologies, from September 1995 to April 1996; prior to that he was a partner in Hyper Sound Recording, a high-tech music retail operation located in Vernon, British Columbia from May 1989 to January 1996.

Lance Tracey -- Secretary and a director of the Company since September 1, 1998; President of Code Marketing Ltd. since January 1990; President and Director of Sutton Group Realty Services Inc. from January 1986 to present.

Dieter Heidrich -- Managing Director of Opus Capital, LLP, a Boulder, Colorado venture capital company, since October 1993 and a Director of the Company since September 1, 1998. Prior to that he was a general partner with Weiss, Peck, and Greer Venture Partners from October 1986 to October 1993

Paul C. MacNeill -- Partner with Campney & Murphy, Barristers and Solicitors, of Vancouver B.C., since 1981 and a Director of the Company since September 1, 1999.

John T. Rose -- Mr. Rose is currently an active investor in nine Internet, software and communications companies. He also serves on the board of FatPipeU, a nation wide broadband skills training company based in Irvine, California. Mr. Rose was formerly the Senior Vice-President and General Manager for Compaq Computer Corporation's enterprise business with the responsibility for twelve operating divisions and approximately $14 billion in revenue. Prior to that appointment, he was the Group General Manager for Compaq's Desktop and Consumer Businesses. Mr. Rose led the acquisitions of both Tandem Computers and Digital Equipment Corporation. Mr. Rose has been a director of the Company since May 17, 2000.

Edmund Shung -- Chief Financial Officer of the Company since November 1998. Mr. Shung is currently a part-time independent contractor to the Company. Mr. Shung devotes 25% of his time to the Company and has served the Company in this capacity since November 1998. In June 2000 Mr. Shung was appointed CFO and Secretary of Sourcesmith Industries Ltd. Mr. Shung has also been the CFO of Sutton Group Financial Services Ltd., a technology based real estate franchise company from October 1998 to present. Prior to that he was President of Totemcolor Film Labs Ltd., a photo processing facility, from October 1991 to November 1995.

Other Associations

During the past five years, the principals of the Company have served as principals of the following reporting issuers during the periods and in the capacities noted below:

                                                         SYMBOL/
PRINCIPAL          REPORTING ISSUER                      EXCHANGE         CAPACITY       PERIOD
---------          ----------------                      --------         --------       ------
Lance Tracey       Sutton Group Financial Services Ltd.  SUG/TSE          Director     12/98 - present
                   I.D. Internet Direct Ltd.             LKC/CDNX         Director     01/93 - 11/99
                                                                          Officer      01/93 - 11/99
                   Sourcesmith Industries Ltd.           SSM/CDNX         Director     06/00 - present

Paul C. MacNeill   American Minerals Fields Inc.         AMZ/TSE          Director     03/98 - present
                   Anaconda Uranium Corp.                ANU/CDNX         Director     12/97 - 12/01
                   Axion Communications Inc.             AXN/CDNX         Director     08/96 - present
                   Diagem International Resource Corp    DGM/CDNX         Director     12/97 - present
                   Jordex Resources Inc.                                  Director     05/95 - present
                   Minefinders Corp. Inc.                MFL/TSE          Secretary    07/95 - present
                                                                          Director     05/95 - present
                   Prospex Mining Inc.                   PRN/CDNX         Director     07/97 - 01/01
                   Unique Broadband Systems Inc.         UBS/CDNX         Secretary    07/97 - 08/97
                                                                          Director     07/97 - 01/01
                   Vision Gate Ventures Limited          VGV/CDNX         Director     12/99 - present

Edmund Shung       Sutton Group Financial Services Ltd   SUG/TSE          Secretary    10/98 - present
                                                                          CFO          10/00 - present
                   Sourcesmith Industries Ltd.           SSM/CDNX         Sec/CFO      06/00 - 03/02

There are no family relationships amongst the directors and executive officers.

During the past five years, none of the principals of the Company was a principal of another reporting issuer that was, during his tenure, struck from the register of companies (or a similar authority in the issuer's jurisdiction of incorporation if the issuer was incorporated outside of B.C.), or the securities of which were the subject of a cease trade or suspension order for a period of more than 30 consecutive days. Similarly, none of the principals of the Company has, during the past ten years, been the subject of any penalties or sanctions by a court or securities regulatory authority relating to the trading in securities or the promotion, formation or management of a publicly traded company or involving theft or fraud.

None of the principals of the Company has, during the past five years, been declared bankrupt or made a voluntary assignment in bankruptcy or made a proposal under bankruptcy or insolvency legislation or been subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold his assets.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid during the past three fiscal years to the Company's Chief Executive Officer and the named executive officers as required under the regulation. All figures are in US dollars.


                           SUMMARY COMPENSATION TABLE

                                                                                                 Long term compensation
                           Annual compensation                         Awards                            payouts
                      -----------------------------  ----------------------------------------   -------------------------
        (a)            (b)       (c)         (d)           (e)          (f)           (g)           (h)           (i)

                                                                                  Securities
                                                                    Restricted    underlying                   All other
Name and Principal                                   Other annual     Stock      Option/SAR's      LTIP       compensation
Position              Year   Salary ($)   Bonus ($)   Comp. ($)     Awards ($)       ($)        payouts ($)        ($)
------------------    ----   ----------   --------   ------------   ----------   ------------   -----------   ------------
Peter Fahlman
 President & CEO      2001     $72,000    $      --  $         --   $       --   $         --   $        --   $         --
 President & CEO      2000      63,780           --            --           --             --            --             --
 Interim President    1999       5,196           --            --           --             --            --             --
 & CEO

Edmund Shung          2001    $     --    $      --  $         --   $       --   $         --   $        --   $         --
 CFO                  2000          --           --            --           --             --            --             --
                      1999          --           --            --           --             --            --             --


                      OPTION/SAR GRANTS IN FISCAL YEAR 2001

Prior to the adoption of the stock option plan described below, no stock options were ever granted to or exercised by executive officers of the Company.

On October 14, 1999, the Board of Directors adopted a stock option plan (the "Plan"), which provides for incentive stock options and non-statutory options to be granted to officers, employees, directors and consultants to the Company. The Plan was amended on June 29, 2001. The exercise price of each stock option granted shall not be less than the fair market value of the common stock of the Company listed on the CDNX. The options granted pursuant to the Plan shall vest according to the terms set forth in each particular grant. The options granted pursuant to the Plan shall not vest at a rate which is less than 20% per year from the date of grant. The term of the options cannot exceed five years. Options to purchase up to 2,095,000 shares of the Company's common stock may be granted under the Plan. During 2001, 675,000 options were granted to employees and 50,000 of those options were subsequently cancelled. As of March 2, 2002, 1,073,500 stock options remained outstanding under the Plan.

In the fiscal year ending December 31, 2001, stock options were granted as follows:

                     OPTIONS/SAR GRANTS IN FISCAL YEAR 2001

                       Number of     % of total
                        shares        options
                      underlying     granted to
                       options        employees        Exercise    Expiration
     Name              granted      in fiscal year       price       date
     ----             ----------    --------------     --------    ----------
Peter Fahlman          150,000         24.00%           $0.25      23/04/2006
Brian Archer           100,000         16.00%            0.25      23/04/2006
Edmund Shung            35,000          5.60%            0.25      23/04/2006
Shawn Harrison          75,000         12.00%            0.25      23/04/2006
Tara Gregg              50,000          8.00%            0.25      23/04/2006
Derek Thompson          50,000          8.00%            0.25      23/04/2006
Jan Mark                15,000          2.40%            0.25      23/04/2006
John McKitrick          50,000          8.00%            0.25      23/04/2006
Paul MacNeill           25,000          4.00%            0.25      23/04/2006
Lance Tracey            25,000          4.00%            0.25      23/04/2006
K. Dieter Heidrich      25,000          4.00%            0.25      23/04/2006
John Rose               25,000          4.00%            0.25      23/04/2006
                       -------        ------
                       625,000        100.00%
                       -------        ------

     AGGREGATED OPTION/SAR EXERCISES FISCAL YEAR END 2001 OPTION/SAR VALUES

            (a)                   (b)              (c)                (d)                          (e)
                                                              Number of securities        Value of Unexercised
                                                              underlying unexercised      in-the money options/SARs
                           Shares acquired                    options/SARs at fiscal YE   at fiscal YE
Name                        on exercise      Value Realized   Exercisable/Unexercisable   Exercisable/unexercisable
----                       ---------------   --------------   -------------------------   --------------------------
Peter Fahlman, President
and CEO                         $Nil             $Nil               123,611/101,389              $Nil/$Nil(1)

Edmund Shung, Chief
Financial Officer               $Nil             $Nil                13,750/26,250               $Nil/$Nil(1)

     Note 1: The year-end value represents the difference between the option exercise prices of US $0.25 to $1.00 and the current market value of the common stock. The market price as at December 29, 2001 was US$0.20 with the result that none of the options were in the money.

Compensation of Directors: The directors of the Company are not currently compensated for serving as directors, each director has been granted an option to purchase 75,000 shares of Common Stock at $1.00 per share. 25,000 shares vested on January 12, 2000 and 25,000 will on each anniversary date through 2002. On August 22, 2001, an additional 25,000 stock options were granted to each of the directors exercisable at a price of $0.25 per share. These options vest over a period of 36 months. Outside director's travel expenses are reimbursed by the Company. Mr. Fahlman receives compensation as an officer of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 22, 2002, the number of the Company's Common Shares beneficially owned by (a) owners of more than five percent of the Company's outstanding Common Shares who are known to the Company and (b) the directors and executive officers of the Company individually, and the executive officers and directors of the Company as a group, and (c) the percentage of ownership of the outstanding Common Shares represented by such shares. The security holders listed below are deemed to be the beneficial owners of shares of Common Shares underlying options and warrants which are exercisable within 60 days from the above date.

Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown. The information appearing below concerning persons other than officers and directors of the Company is to the Company's best knowledge based on information obtained from the Company's transfer agent.

                   Name and Address of            Amount and Nature
Title of Class     Beneficial Owner              of Beneficial Owner    Percent of Class
--------------     -------------------           -------------------    ----------------
Common             Peter Fahlman                        101,389(1)            0.95%
                   855-55A Street,
                   Delta. B.C., V4M 3M3

Common             Paul C. MacNeill                      81,250(2)            0.76%
                   2100-1111 West Georgia
                   Street Vancouver, B.C.
                   V6J 5B3

Common             Lance Tracey                         101,250(3)            0.95%
                   1628-555 West Hastings
                   Street, Vancouver, B.C.
                   V6B 4N6

Common             K. Dieter Heidrich                 1,279,610(4)           12.09%
                   230 Green Rock Drive,
                   Boulder, Colorado  80302

Common             John T. Rose                         861,250(5)            8.14%
                   13826 Vintage Center Drive,
                   Houston, Texas, 77069

                   Name and Address of            Amount and Nature
Title of Class     Beneficial Owner              of Beneficial Owner    Percent of Class
--------------     -------------------           -------------------    ----------------
Common             Edmund Shung                          27,750(6)            0.26%
                   C/O 1628-555 West Hastings
                   Street, Vancouver, B.C.
                   V6B 4N6

Common             Sutton Group Financial             1,750,000(7)           16.67%
                   Services Ltd.


Common             DataDirect Holdings Ltd.           1,750,000(8)           16.67%


Common             Acacia Management Ltd.               700,000               6.67%
                   Kuttellgasse 4 CH-8001,
                   Zurich, Switzerland

Common             Bolder Venture Partners LLC          782,136(9)            6.93%
                   1327 Spruce Street, Suite
                   300, Boulder, Colorado
                   80302

Common             Layton Management Ltd.               925,000(10)           8.10%
                   1797 Layton Drive, North
                   Vancouver, B.C. V7H 1X7

Common             Maine Securities Ltd.                925,000(11)           8.10%
                   3251 West 3rd Avenue,
                   Vancouver, B.C. V6K 1N5

Common             Officers and directors             2,452,499(12)          23.17%
                   as a group


(1)      Consists of 101,389 options exercisable presently or within 60 days.

(2)      Consists of 81,250 options exercisable presently or within 60 days.

(3) Includes 81,250 options exercisable presently or within 60 days and 20,000 shares held in the name of Mr. Tracey's wife.

(4) Includes 81,250 options exercisable presently or within 60 days, 45,450 of the shares are held jointly by Mr. Heidrich and his wife. 80,000 shares are held by Heidrich Family LLP, 882,000 shares are owned by Opus Capital Fund, LLC of which Mr. Heidrich is a general partner and manager of the fund giving beneficial ownership to Mr. Heidrich, 190,910 shares are held by Opus Capital LLC.

(5)      Included 81,250 options exercisable presently or within 60 days.

(6)      Includes 13,750 options exercisable presently or within 60 days

(7) Mr. Tracey, a director of the Company is a director and officer Sutton Group Financial Services Ltd. ("Sutton"), and he and his wife are the beneficial owners of 16.26% and 12.035% respectively, of the issued and outstanding shares of Sutton.

(8) Mr. Fahlman, a director of this company, is a director of DataDirect Holdings, Inc. ("DataDirect"), a private company and is a beneficial shareholder of 40% of the issued and outstanding shares of DataDirect.

(9)      Consists of 782,136 warrants exercisable presently or within 60 days.

(10)     Consists of 925,000 warrants exercisable presently or within 60 days.

(11)     Consists of 925,000 warrants exercisable presently or within 60 days.

(12) Includes 440,139 options held by the directors and officers as disclosed above, exercisable presently or within 60 days.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into transactions with its officers and directors, and with principal shareholders listed in Item 11 or affiliated entities as described below.



               EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
                       AND CHANGE-IN-CONTROL ARRANGEMENTS

Peter Fahlman -- On November 26, 1999 the Company and Mr. Fahlman, the current President and CEO and a director of the Company and formerly the Vice President of Business Development, entered into an employment agreement commencing on November 26, 1999. Under the terms of the agreement, the Company will pay to Mr. Fahlman the sum of Cdn. $7,500 per month. Effective November 16, 2000 Mr. Fahlman's salary was increased to CAD $ 9,860 per month or US$6,000 per month Mr. Fahlman continues to hold incentive stock options to acquire 50,000 shares of the Company's common stock at a price of US $1.00 per share for a period of five years. The options vest over a thirty-six month period. The options vest immediately if Mr. Fahlman is terminated for good reason or is terminated without cause. In his capacity as a director of the Company, Mr. Fahlman was subsequently granted stock options to acquire an additional 25,000 common shares at $1.00 per share which stock options vested immediately. On April 24, 2001 Mr. Fahlman was granted 150,000 stock options exercisable at a price of $0.25 per share. These options vest over a period of 36 months.

Other Employment Agreements

The Company entered into employment agreements with Brian Archer and Robert Roker. Mr. Roker and Mr. Archer were each paid CAD$7,500 per month. The employment agreements have no fixed term. Under the agreements the employees were each granted incentive stock options to purchase 50,000 shares of the Company's common stock at exercise prices of US $1.00 per share. On August 22, 2001, Mr. Archer and Mr. Roker were granted a total of 150,000 stock options exercisable at $0.25 per share. These options vest over a period of 36 months.

The employment agreements also contain twelve months non-competition and confidentiality provisions, and provide for the immediate vesting of all stock options and six months severance pay in the event the agreement is terminated by the employee as a result of a failure by the Company to pay an amount due to the employee under the agreement, or if the agreement is terminated by the Company without cause.

Mr. Roker's employment with the Company was terminated on September 11, 2001. Mr. Roker's options were cancelled thirty days after he left the Company.

The Company and executives of the Company have entered into confidentiality agreements that include non-confidential and non-disclosure provisions with respect to confidential information obtained by the executives in the course of their employment with the Company.


RELATED PARTIES

Consulting Agreement

The Company is party to a consulting agreement (the "Consulting Agreement") with Bolder Venture Partners L.L.C. ("Bolder") made July 28, 1999 and amended on February 15, 2000. Bolder Venture Partners is a limited liability company incorporated under the laws of the State of Colorado.

Under the terms of the Consulting Agreement, Bolder agreed to provide consulting services to the officers of the Company relating to matters of corporate development, strategic planning, raising of capital and other financial matters, and to assist with certain private placements and public offerings of the Company's securities, including this offering. In consideration of these services, the Company agreed to pay Bolder Venture Partners a monthly retainer of US $10,000, and purchase warrants to acquire up to 1,232,136 shares of the Company's common stock for a period of five years from July 28, 1999. The remaining warrants will be exercisable as follows:

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

The exercise price of all of the Warrants referred to herein will increase by 15% in each of the second, third, fourth and fifth year of the term of the share purchase warrants until exercised. The exercise price of the warrants as at March 22, 2002 was approximately $1.32. The term of the Consulting Agreement ended on June 30, 2000.


Sutton Group Financial Services Ltd.

The Company has accounts payables and accrued liabilities of $52,127 (2000-$58,649) due to Sutton Group Realty Services Ltd. ("SGRS") for operating costs paid by SGRS on behalf of the Company. SGRS is a wholly owned subsidiary of Sutton Group Financial Services Ltd. ("Sutton"). Sutton is 16.26% beneficially owned by Lance Tracey.

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

---------

     *    Filed with Registration Statement on Form SB-2 filed October 22, 1999.

     ** Filed with Registration Statement on Amendment No. 1 to Form SB-2 filed December 22, 1999.

     *** Filed with Registration Statement Amendment No. 2 to Form SB-2 filed February 8, 2000.

     **** Filed with Registration Statement Amendment No. 3 to Form SB-2 filed
          February 11,2000.

     b) Reports on Form 8-K. During the last quarter of the period covered by this report:

          There were no reports on Form 8-K filed during the last quarter of the Company's fiscal year ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-xact Transaction Ltd.

Date: April 1, 2002                            By: /s/ Peter Fahlman
      -------------                                -----------------------------
                                                   Peter Fahlman
                                                   President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures                Title                             Date
----------                -----                             ----
/s/ Peter Fahlman         President and                     April 1, 2002
-------------------       Director
Peter Fahlman

/s/ Edmund Shung          Chief Financial Officer and       April 1, 2002
-------------------       Principal Accounting Officer
Edmund Shung

/s/ Lance Tracey          Director                          April 1, 2002
-------------------
Lance Tracey

/s/ Dieter Heidrich       Director                          April 1, 2002
-------------------
Dieter Heidrich

 /s/  John Rose           Director                          April 1, 2002
-------------------
John Rose

 /s/ Paul MacNeill        Director                          April 1, 2002
-------------------
Paul MacNeill

                               INDEX TO EXHIBITS

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

---------

     *    Filed with Registration Statement on Form SB-2 filed October 22, 1999.

     ** Filed with Registration Statement on Amendment No. 1 to Form SB-2 filed December 22, 1999.

     *** Filed with Registration Statement Amendment No. 2 to Form SB-2 filed February 8, 2000.

     **** Filed with Registration Statement Amendment No. 3 to Form SB-2 filed
          February 11,2000.