Form 10QSB
period 2002-03-31
E XACT TRANSACTIONS LTD
filed 2002-05-23
CIK 1096781

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTER ENDED MARCH 31, 2002

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

The number of shares outstanding of the Registrant's $0.001 par value common stock on April 26, 2002 was 10,502,000.

                            E-XACT TRANSACTIONS, LTD
                                   FORM 10-QSB
                                TABLE OF CONTENTS


     PART I.      FINANCIAL INFORMATION                                                   PAGE
                                                                                          ----

     Item 1.      Consolidated balance sheets -
                  March 31, 2002 and December 31, 2001                                    2

                  Consolidated statements of operations and deficit -
                  three months ended March 31, 2002 and
                  three months ended March 31, 2001                                       3

                  Consolidated statements of cash flows -
                  Three months ended March 31, 2002 and 2001                              4

                  Notes to consolidated financial statements                              5 - 13

     Item 2.      Management's discussion and analysis of financial condition
                  and results of operations                                               14 -18


    PART II.      OTHER INFORMATION

     Item 1.      Legal Proceedings                                                       19

     Item 2.      Changes in Securities                                                   19

     Item 3.      Defaults Upon Senior Securities                                         19

     Item 4.      Submission of Matters to a Vote of Security Holders                     19

     Item 5.      Other Information                                                       19

     Item 6.      Exhibits and Reports on Form 8-K                                        19

                  Signature                                                               20

E-XACT TRANSACTIONS LTD.
CONSOLIDATED BALANCE SHEETS
Expressed in Canadian Dollars

                                                                             MARCH 31        DECEMBER 31
                                                                               2002              2001
                                                                           ------------      ------------
                                                                            (Unaudited)
 ASSETS
CURRENT
   Cash                                                                    $     18,946      $     33,402
   Accounts receivable (Note 3)                                                 142,599            99,569
   Prepaid expenses and deposits                                                 14,275            12,520
                                                                           ------------      ------------
                                                                                175,820           145,491

  Capital assets (Note 4)                                                        86,412            94,296

                                                                           ------------      ------------
TOTAL ASSETS                                                               $    262,232      $    239,787
                                                                           ============      ============

 LIABILITIES AND CAPITAL DEFICIENCY

   Accounts payable and accrued liabilities (Note 5)                       $    855,732      $    878,749
   Income taxes payable                                                          16,263             9,846
   Advances payable (Note 6)                                                    205,168           188,335
                                                                           ------------      ------------
TOTAL CURRENT LIABILITIES                                                     1,077,163         1,076,930
                                                                           ------------      ------------
CONTINUING OPERATIONS (Note 1)
COMMITMENTS (Note 10)

 CAPITAL DEFICIENCY
   Common stock, common shares issued and outstanding (Note 7)
   10,502,000 at March 31, 2002 and December 31, 2001                            11,715            11,715
   Share purchase warrants                                                      281,465           281,465
   Additional Paid In Capital                                                 4,833,343         4,833,343
   Accumulated deficit                                                       (5,941,454)       (5,963,666)
                                                                           ------------      ------------
 Capital Deficiency                                                            (814,931)         (837,143)
                                                                           ------------      ------------
TOTAL CAPITAL DEFICIENCY AND LIABILITIES                                        262,232           239,787
                                                                           ============      ============

See accompanying notes to consolidated financial statements

E-XACT TRANSACTIONS LTD.
CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
Expressed in Canadian Dollars

For the three month period ended March 31                                      2002              2001
-----------------------------------------                                  ------------      ------------
                                                                           (Unaudited)        (Unaudited)
REVENUE                                                                    $    245,488      $    179,903

COST OF SALES                                                                    28,731            22,278
                                                                           ------------      ------------
GROSS MARGIN                                                                    216,757           157,625
                                                                           ------------      ------------

EXPENSES:
  General and administrative expenses                                           115,998           223,923
  Sales and marketing                                                            29,691            36,093
  Research and development                                                       53,921            98,209
                                                                           ------------      ------------
                                                                                199,610           358,225
                                                                           ------------      ------------
OPERATING INCOME (LOSS)                                                          17,147          (200,600)
                                                                           ------------      ------------
OTHER INCOME (EXPENSES)

  Other Income                                                                    5,065           (59,105)
                                                                           ------------      ------------
NET INCOME (LOSS) BEFORE INCOME TAXES                                            22,212          (259,705)
Income taxes                                                                         --                --
                                                                           ------------      ------------
NET INCOME (LOSS)                                                                22,212          (259,705)
  Deficit, beginning of period                                               (5,963,666)       (5,498,658)
                                                                           ------------      ------------
  Deficit, end of period                                                   $ (5,941,454)     $ (5,758,363)
                                                                           ============      ============

Basic and diluted earnings (loss) per share                                $       0.00      $      (0.03)
                                                                           ------------      ------------

WEIGHTED AVERAGE NUMBER OF SHARES USED TO CALCULATE LOSS PER SHARE
  BASIC                                                                      10,502,000         8,502,000
  DILUTED                                                                    10,647,227         8,502,000

See accompanying notes to consolidated financial statements

E-XACT TRANSACTIONS LTD.
CONSOLIDATED STATEMENT OF CASH FLOWS
Expressed in Canadian dollars

For the three month period ended March 31                                      2002              2001
-----------------------------------------                                  ------------      ------------
                                                                           (unaudited)       (unaudited)

OPERATING ACTIVITIES
  Net income (loss)                                                        $     22,212      $   (259,705)
  Item not affecting cash:
        Amortization                                                              7,111            15,130
        Loss on disposal of capital assets                                          426                --
                                                                           ------------      ------------
                                                                                 29,749          (244,575)
  Net change in operating assets and liabilities
       (Increase) in accounts receivable                                        (43,030)          (68,658)
       (Increase) in prepaid expenses and deposits                               (1,755)          (18,756)
       Decrease in income taxes recoverable                                       6,417             5,523
       (Decrease) Increase in accounts payable and accrued
       liabilities                                                              (23,017)          108,235
                                                                           ------------      ------------
                                                                                (31,636)         (218,231)
                                                                           ------------      ------------

FINANCING ACTIVITIES
  Advances from stockholders                                                     16,833           250,835
                                                                           ------------      ------------
                                                                                 16,833           250,835
                                                                           ------------      ------------
INVESTING ACTIVITIES
  (Purchase) Disposal of capital assets                                             347                (3)
                                                                           ------------      ------------
                                                                                    347                (3)
                                                                           ------------      ------------

INCREASE (DECREASE) IN CASH                                                $    (14,456)     $     32,601
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   33,402            15,709
                                                                           ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $     18,946      $     48,310
                                                                           ============      ============

See accompanying notes to consolidated financial statements

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)


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

         The Company incurred a net profit of $22,212 for the quarter ended March 31, 2002 and at March 31, 2002 had a working capital deficiency of $901,343 and capital deficiency of $814,931. The success of the Company's future operations is dependent upon maintaining its profitability, and upon its ability to raise additional financing. Management's plans include obtaining the continued support of creditors, raising additional financing and, ultimately, positioning the Company for profitable operations.

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

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)


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

         (c)      Foreign Currency Translation

                  On January 1, 2002 the Company changed its functional currency from the US dollar to the Canadian dollar. The majority of the Company's operating transactions are denominated in Canadian dollars. Monetary assets and liabilities denominated in other than the Canadian dollars are translated using the exchange rates prevailing at the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the period. Gains and losses on foreign currency transactions are recorded in the consolidated statement of operations. The Company has re-measured its assets, liabilities, revenues and expenses for prior periods using the historical exchange rate in existence at the date of the transaction.

         (d)      Research and Development Costs

                  All research and development costs are expensed when incurred unless they meet generally accepted accounting criteria for deferral and amortization. The Company reassesses whether it has met the relevant criteria for deferral and amortization at each reporting date. To date, no development costs have been deferred.

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)


2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (e)      Capital Assets and Amortization

                  Capital assets are recorded at cost and amortized over the estimated useful lives of the assets on the following basis:

                       Leasehold improvement    5 years on a straight-line basis
                       Computer software        100% declining balance
                       Computer equipment       30% declining balance

                  The Company periodically evaluates the recoverability of its capital assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimates of future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. No impairment in assets had been identified by the Company in the quarters ended March 31, 2002 and 2001.

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

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)


2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (g)      Income Taxes

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

         (h)      Basic and Diluted Loss Per Share

                  Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period along with the contingently issuable common shares from the issuance of special warrants which have been treated as outstanding as all necessary conditions have been satisfied.

         (i)      Comprehensive Income

                  SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has no comprehensive income items, other than the net loss, in any of the periods presented.

         (j)      Recent Accounting Pronouncements

                  In July 2001,the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the initial recognition and measurement of intangible assets acquired in a business combination and SFAS No. 142 addresses the subsequent recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all business combinations to be accounted for using the purchase method of accounting. Goodwill is no longer amortized but instead is subject to impairment tests at least annually.

                  The Company is required to adopt SFAS No. 141 and No. 142 on a prospective basis as of July 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The adoption of SFAS No. 141 did not to have a material effect on the Company's financial position or results of operations.

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)


2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (j)      Recent Accounting Pronouncements (continued)

                  The FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supersedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. Therefore, the Company will be required to adopt SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 has not had a material impact on the Company's financial position or results of operations.

         (k)      Stock options

                  Stock options are denominated in US dollars and are therefore subject to variable accounting. For the quarter ended
                  March 31, 2002 no compensation expense was recognized as the exercise price of the options was less than market price.

3.       ACCOUNTS RECEIVABLE

         Accounts receivable are recorded net of a $18,732 allowance for doubtful accounts at March 31, 2002 (December 31, 2001 - $19,999).

4.       CAPITAL ASSETS

                                                                                               December 31
                                                            March 31, 2002                         2001
                                            ----------------------------------------------     ------------
                                                             Accumulated        Net Book         Net Book
                                                Cost         Amortization        Value            Value
                                            ------------     ------------     ------------     ------------

         Leasehold improvements .......     $      7,333     $      2,566     $      4,767     $      5,143
         Computer software ............          130,828          130,336              492              775
         Computer equipment ...........          175,944           94,791           81,153           88,378
                                            ------------     ------------     ------------     ------------
                                            $    314,105     $    227,693     $     86,412     $     94,296
                                            ============     ============     ============     ============

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)


5.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         The principal components of accounts payable and accrued liabilities were as follows:

                                              March 31, 2002  December 31, 2001
                                              --------------  -----------------

         Trade payables ..................     $    823,484     $    845,221
         Other accrued liabilities .......           32,248           33,528
                                               ------------     ------------
                                               $    855,732     $    878,749
                                               ============     ============

6.       ADVANCES PAYABLE

         The advances payable from certain stockholders of the Company bear interest at prime plus one percent and have no fixed terms of repayment. Advances are secured by certain assets of the Company.

7.       STOCKHOLDERS' EQUITY

         (a)      Authorized Stock

                  The Company was initially incorporated on August 13, 1998 under the laws of British Columbia, Canada with 50,000,000 authorized common stock with no par value. On July 28, 1999 the Company was reincorporated in the State of Delaware.

                  The Company has authorized 50,000,000 common stock with a par value of $0.001 per share. As a result of the re-incorporation and change to par value shares, $60,317 was reclassified during 1998 from common stock to additional paid in capital.

         (b) On September 2, 1999 the Company's common stock were split, twenty-one thousand-for-one. All per share amounts of prior periods have been adjusted to reflect the split.

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)


7.       STOCKHOLDERS' EQUITY (CONTINUED)

         (c)      Stock Options

                  The following table summarizes information about stock options outstanding at March 31, 2002:

                    Date granted     Expiry date   Number of options   Exercise price
                    ------------     -----------   -----------------   --------------
                                                                        (US dollars)
                     12-Jan-00        11-Jan-05           357,000      $       1.00
                     21-Mar-00        20-Mar-05            13,000              1.00
                     17-May-00        16-May-05            78,500              3.35
                     24-Apr-01        23-Apr-06           625,000              0.25
                                                     ------------
                                                        1,073,500
                                                     ------------

          (d)     Warrants

                   The following warrants were outstanding as at March 31, 2002

                    Date granted     Expiry date   Number of options   Exercise price
                    ------------     -----------   -----------------   --------------
                     28-Jul-99        28-Jul-04        1,007,136       US$     1.32
                     02-Aug-00        02-Aug-02          549,532               2.25
                     26-Apr-01        26-Apr-03        2,000,000               0.23
                                                    ------------
                                                       3,556,668
                                                    ------------

8.       FINANCIAL INSTRUMENTS

         (a)      Fair Value

                  The carrying values of cash, accounts receivable, deposits, accounts payable and accrued liabilities, income taxes payable and advances payable, as reflected in the balance sheet, approximate their respective fair values as at March 31, 2002 and 2001 because of the demand or short-term maturity of these instruments.

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)


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

                  The Company is subject to credit risk as it earns revenue from a limited number of customers. During the quarter ended March 31, 2002 - $91,435 (quarter ended March 31, 2001 - $25,382) of revenue was derived from two customers. As at March 31, 2002 accounts receivable included $70,102 (March 31, 2001 - $14,125) due from two customers.

9.       RELATED PARTY TRANSACTIONS

         Related party transactions not otherwise disclosed in these financial statements include:

         (a) As at March 31, 2002 accounts payable and accrued liabilities included $115,055 (December 31, 2001 - $83,028) due to two corporate stockholders for operating costs paid on its behalf;

         (b) During the quarter ended March 31, 2002, the Company incurred interest of $2,341 (2001 - $12,660) on advances from certain stockholders of the Company; and,

         (c)      As at March 31, 2002, $205,169 (December 31, 2001 - $232,493)
                  was due to stockholders and directors of the Company;

10.      COMMITMENTS

         Future minimum operating lease payment for premises and equipment leases for the years ended March 31, are due as follows:

         2002 ......................................     $    32,067
         2003 ......................................           7,356
         2004 ......................................           1,000
                                                         -----------
                                                         $    40,423
                                                         ===========

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)


11.      SEGMENTED INFORMATION

         The Company operates in one segment - electronic commerce services.

         The Company attributes revenue among geographical areas based on the location of the customers. During the quarter ended March 31, 2002, 93% of revenues were derived in Canada (quarter ended March 31, 2001 - 100%). Long-lived assets include capital assets and are located in Canada.

         The Company's customer sales concentration is discussed in Note 8 (b).

12.      SUBSEQUENT EVENT

         Subsequent to March 31, 2002 the Company received a statement of assessment from Canada Customs and Revenue Agency ("CCRA") denying the Company's filing position with regards to its continuation to the U.S. CCRA has assessed a liability of $335,000. The Company intends to strongly defend its position. No provision for this amount has been recorded as the outcome is uncertain.

E-XACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED MARCH 31, 2002


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

E-XACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED MARCH 31, 2002


The Company determined that as of January 1, 2002 its functional currency was the Canadian dollar. Previously the functional currency of the Company was the US dollar. The change in the Company's functional currency was made as the majority of the Company's operating transactions are now denominated in the Canadian dollar. Monetary assets and liabilities denominated in other than Canadian dollars were translated using the exchange rates prevailing at the balance sheet date. Revenues and expenses were translated using average exchange rates prevailing during the period. Gains and losses on foreign currency transactions were recorded in the consolidated statement of operations and deficit. The Company remeasured its assets, liabilities, revenues and expenses for prior periods using historical exchange rates in existence at the date of the transaction.


Results of Operations
Interim Financial Results
(All amounts are expressed in Canadian dollars)

         The Company earns its revenues by charging its customers setup fees, monthly account maintenance fees and transaction fees for usage of its services. Transaction fees are based on the number of transactions processed in a month.

Revenues

The revenues are derived primarily from transaction processing fees and monthly service fees. During the three month period ended March 31, 2002, revenues increased by 36% over the comparable period in 2001. The increase was due primarily to an increase in the number of customers as well as an increase in the number of transactions processed per customer. As at March 31, 2002 the Company had 289 customers compared to 200 customers as at March 31, 2001. The total value of transactions processed by the Company for the quarter ended March 31, 2002 amounted to approximately $321 million compared to $292 million in the comparable quarter in 2001.

Gross profit percentage for the three months ended March 31, 2002 marginally increased from 87.6% in 2001 to 88.3% in 2002. The Company was able to contain its cost of sales despite an increase in revenue.

Expenses

Total expenses during the three months ended March 31, 2002 amounted to $199,610 compared to $358,225 for the three months ended March 31, 2001. The decrease of 44% in operating expenses was due primarily to the closure of the US office. The remaining staff in the US office were terminated in the first quarter of 2001.

General and Administrative (G&A): During the three months ended March 31, 2002, G&A expenses amounted to $115,998 compared to $223,923 in the comparable period in 2001. The decrease of approximately 48% in G&A expenses over the comparable period was due to the closure of the US office as well as some onetime expenses. For the quarter ended March 31, 2001, the Company incurred additional accounting expenses as it had to relocate and restore its accounting records, and accounts receivable was re-evaluated with the resultant write off of non-performing receivables. Accounting expenses decreased from $29,340 in 2001 to $10,441 in 2002, bad debts decreased from $50,225 to

E-XACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED MARCH 31, 2002


$3,246 in 2002. Telephone expenses decreased from $11,635 in 2001 to $1,859 in 2002, rent decreased from $18,478 in 2001 to $11,281 in 2002. Amortization of equipment decreased from $15,574 in 2001 to $7,638 in 2002. Wages and salaries decreased from $74,027 in 2001 to $49,286 in 2002.

Sales and Marketing: Sales and Marketing expenses for the quarter ended March 31, 2002 amounted to $29,691 compared to $36,093 incurred in the three months ended March 31, 2001. The majority of the sales and marketing expense consisted of payroll of employees involved in marketing.

Research and development (R&D): Research and development expenses consist primarily of compensation expenses and consulting fees to support the development of the Company's software, services and technologies. Research and development expenditures were $53,921 for the three months ended March 31, 2002 compared to $98,209 in the comparable period in 2001. The decreased in R&D expenses in the current period over the comparable period was due to a reduction of US staff in 2001.The Company has adequate resources to meet its software development goals. The Company has contingency plans to hire contract developers should the need arise.

Net Profit:

The Company incurred a net profit (before income taxes) of $22,212 for the three months ended March 31, 2002 compared to a loss of $(259,705) for the three months ended March 31, 2001. Management believes that it has the right mix of customers that would enable it to maintain its profitability in the future.

Recent Accounting Pronouncements

In July 2001,the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the initial recognition and measurement of intangible assets acquired in a business combination and SFAS No. 142 addresses the subsequent recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all business combinations to be accounted for using the purchase method of accounting. Goodwill is no longer amortized but instead is subject to impairment tests at least annually.

The Company is required to adopt SFAS No. 141 and No. 142 on a prospective basis as of July 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The adoption of SFAS No. 141 did not to have a material effect on the Company's financial position or results of operations.

The FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supersedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. Therefore, the Company will be required to adopt SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 has not had a material impact on the Company's financial position or results of operations.

E-XACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED MARCH 31, 2002


Critical Accounting Policies and Estimates

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

         Accounts Receivable:

         The Company performs monthly reviews of its accounts receivable. Customers who are in arrear are normally given the opportunity to pay off arrear balances prior to suspension of processing services. Provision for doubtful accounts are normally based on customers who are 120 days in arrear. However, a review is also based on a case by case basis depending on the customer's circumstances. A significant change in the financial position of the Company's customers could have a material adverse impact on the collectability of the accounts receivable.

         Use of estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts, and the contingencies described in Legal Proceedings in item 1 following. Actual results could differ from those estimates.

         Liquidity & Capital Resources

         Cash flow:

         The Company's net cash flow used for operating activities during the three months ended March 31, 2002 was a negative $31,636 compared to a negative $ 218,231 for the three months ended March 31, 2001. The Company's cash position is expected to improve as it expects to activate new accounts as a result of its relationship with Scotiabank.

         No investment was made in capital equipment during the three months ended March 31, 2002. Management will continue to review its operations and adjust its operations based on market conditions.

         Capital resources. The Company had a capital deficiency of $814,931 as at March 31, 2002 compared to a deficiency of $1,226,290 as at March 30, 2001 and a deficiency of $837,143 as at December 31, 2001. In the event that cash flow from operations, together with the proceeds of any future financings, are insufficient to meet these expenses, the Company will be required to re-evaluate its

E-XACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED MARCH 31, 2002


         planned expenditures and allocate its total resources in such manner as the board of directors and management deems to be in the best interest of the Company and its stockholders.

         The success of the company is dependant upon the continuing support of its creditors, its ability to continue to raise financing to fund operations and ultimately upon its ability to achieve profitable operations.

         Subsequent events

         Subsequent to March 31, 2002 the Company received a statement of assessment from Canada Customs and Revenue Agency ("CCRA") denying the Company's filing position with regards to its continuation to the U.S. CCRA has assessed a liability of $335,000. The Company intends to strongly defend its position. No provision for this amount has been recorded as the outcome is uncertain.

E-XACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED MARCH 31, 2002


Part II. Other Information

Item 1. Legal Proceedings

1. On October 2, 2001 Robert Roker, a former employee (the "Plaintiff") filed a complaint in the Supreme Court of British Columbia, Vancouver County, against the Company in connection with an employment contract dated November 26, 1999. The Plaintiff alleges that he was terminated without cause on September 11, 2001 and seeks severance pay of CAD$45,000 plus two weeks vacation and out of pocket expenses of CAD$2,431.

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

         No changes in securities.

Item 3. Defaults Upon Senior Securities

         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5. Other Information

         Not applicable

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K.

                  No Form 8-K reports were file in the quarter ended March 31, 2002

E-XACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED MARCH 31, 2002


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933 the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



E-XACT TRANSACTIONS LTD
(Registrant)

Dated: May 22, 2002                             By: /s/ Peter Fahlman
                                                    ----------------------------
                                                    Peter Fahlman
                                                    President and CEO