Form 10QSB
period 2002-06-30
E XACT TRANSACTIONS LTD
filed 2002-08-15
CIK 1096781

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTER ENDED JUNE 30, 2002

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

                                Yes [ ]   No [X]

The number of shares outstanding of the Registrant's $0.001 par value common stock on June 30, 2002 was 10,502,000.

                            E-XACT TRANSACTIONS, LTD
                                   FORM 10-QSB
                                TABLE OF CONTENTS



                                                                                              PAGE
                                                                                              ----
     PART I.      FINANCIAL INFORMATION

     Item 1.      Consolidated balance sheets -
                  June 30, 2002 and December 31, 2001                                           2

                  Consolidated statements of operations and deficit -
                  three months ended June 30, 2002 and 2001, and
                  six months ended June 30 , 2002 and 2001                                      3

                  Consolidated statements of cash flows -
                  three months ended June 30, 2002 and 2001, and
                  six months ended June 30, 2002 and 2001                                       4

                  Notes to consolidated financial statements                                  5 - 13

     Item 2.      Management's discussion and analysis of financial condition
                  and results of operations                                                   14 -18

    PART II.      OTHER INFORMATION

     Item 1.      Legal Proceedings                                                             19

     Item 2.      Changes in Securities                                                         19

     Item 3.      Defaults Upon Senior Securities                                               19

     Item 4.      Submission of Matters to a Vote of Security Holders                           19

     Item 5.      Other Information                                                             19

     Item 6.      Exhibits and Reports on Form 8-K                                              19

                  Signature                                                                     20

EXACT TRANSACTIONS LTD.
CONSOLIDATED BALANCE SHEETS
Expressed in Canadian Dollars

                                                                        JUNE 30              DECEMBER 31
                                                                         2002                   2001
                                                                     ------------           ------------
                                                                     (Unaudited)
ASSETS
CURRENT
   Cash                                                              $      3,143           $     33,402
   Accounts receivable (Note 3)                                           130,097                 99,569
   Prepaid expenses and deposits                                           22,293                 12,520
                                                                     ------------           ------------
                                                                          155,533                145,491

Capital assets (Note 4)                                                    79,301                 94,296
                                                                     ------------           ------------
TOTAL ASSETS                                                         $    234,834           $    239,787
                                                                     ============           ============


LIABILITIES AND CAPITAL DEFICIENCY
CURRENT
   Accounts payable and accrued liabilities (Note 5)                 $    811,150           $    888,595
   Advances payable (Note 6)                                              199,368                188,335
                                                                     ------------           ------------
                                                                        1,010,518              1,076,930
                                                                     ------------           ------------
CONTINUING OPERATIONS (Note 1)
COMMITMENTS (Note 10)
CONTINGENCIES(Note 12)

CAPITAL DEFICIENCY
Common stock, common shares issued and outstanding (Note 7)
   10,502,000 at June 30, 2002 and December 31, 2001                       11,715                 11,715
   Share purchase warrants                                                281,465                281,465
   Additional paid In capital                                           4,833,343              4,833,343
   Accumulated deficit                                                 (5,902,207)            (5,963,666)
                                                                     ------------           ------------
                                                                         (775,684)              (837,143)
                                                                     ------------           ------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                             $    234,834           $    239,787
                                                                     ============           ============

See accompanying notes to consolidated interm financial statements

EXACT TRANSACTIONS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
Expressed in Canadian Dollars

                                              3 months ended June 30               6 months ended June 30
                                               2002              2001              2002              2001
                                           ------------      ------------      ------------      ------------
                                           (Unaudited)        (Unaudited)      (Unaudited)        (Unaudited)

REVENUE                                    $    223,169           100,338      $    468,656           280,240

Cost of sales                                    24,242            31,074            52,973            53,352
                                           ------------      ------------      ------------      ------------
GROSS MARGIN                               $    198,927            69,264      $    415,683           226,888
                                           ------------      ------------      ------------      ------------

EXPENSES:
   General and administrative expenses          124,388           104,293           240,386           328,216
   Sales and marketing                           25,973             9,678            55,664            45,770
   Research and development                      61,379            64,648           115,300           162,857
                                           ------------      ------------      ------------      ------------
                                                211,740           178,619           411,350           536,843
                                           ------------      ------------      ------------      ------------
OPERATING INCOME (LOSS)                    $    (12,813)         (109,355)     $      4,333          (309,955)
                                           ------------      ------------      ------------      ------------

OTHER INCOME
   Other Income                                  52,060            70,343            57,126            11,238
                                           ------------      ------------      ------------      ------------
NET INCOME (LOSS) BEFORE INCOME TAXES            39,247           (39,012)           61,459          (298,717)
Income taxes                                         --                --                --                --
                                           ------------      ------------      ------------      ------------

NET INCOME (LOSS)                          $     39,247           (39,012)     $     61,459          (298,717)
Deficit, beginning of period                 (5,941,454)       (5,758,363)       (5,963,666)       (5,498,658)
                                           ------------      ------------      ------------      ------------

Deficit, end of period                     $ (5,902,207)       (5,797,375)     $ (5,902,207)       (5,797,375)
                                           ============      ============      ============      ============

Basic earnings (loss) per share            $      0.004      $     (0.005)     $      0.006      $     (0.035)
                                           ------------      ------------      ------------      ------------
Diluted earning (loss) per share           $      0.004      $     (0.005)     $      0.006      $     (0.035)

WEIGHTED AVERAGE NUMBER OF SHARES USED TO CALCULATE LOSS PER SHARE
BASIC                                        10,502,000         8,502,000        10,502,000         8,502,000
DILUTED                                      10,502,000         8,502,000        10,502,000         8,502,000

See accompanying notes to consolidated interm financial statements

EXACT TRANSACTIONS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed in Canadian Dollars

                                                                       3 months ended June 30         6 months ended June 30
                                                                          2002           2001           2002           2001
                                                                       -----------   -----------    -----------     -----------
                                                                       (Unaudited)   (Unaudited)    (Unaudited)     (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                      $  39,247        (39,012)     $  61,459       (298,717)
Item not affecting cash:
   Amortization of capital assets                                          7,444         15,706         14,890         31,283
   Loss on disposal of capital assets                                         --            415             --
Net change in operating assets and liabilities
   (Increase) decrease in accounts receivable                             12,502          6,725        (30,528)       (61,932)
   (Increase) decrease in prepaid expenses and deposits                   (8,019)         5,890         (9,773)       (12,866)
   Increase (decrease) in accounts payable and accrued liabilities       (60,844)      (121,858)       (77,445)        (8,100)
                                                                       ---------      ---------      ---------      ---------
                                                                          (9,670)      (132,549)       (40,982)      (350,332)
                                                                       ---------      ---------      ---------      ---------

FINANCING ACTIVITIES
 Advances from shareholders                                               (5,800)       123,456         11,033        374,292
                                                                       ---------      ---------      ---------      ---------
                                                                          (5,800)       123,456         11,033        374,292
                                                                       ---------      ---------      ---------      ---------
 INVESTING ACTIVITIES
 Proceeds on disposal of capital assets                                     (333)          (580)          (310)        (1,031)
                                                                       ---------      ---------      ---------      ---------
                                                                            (333)          (580)          (310)        (1,031)
                                                                       ---------      ---------      ---------      ---------

INCREASE (DECREASE) IN CASH                                            $ (15,803)        (9,672)     $ (30,259)        22,929

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            18,946         48,310         33,402         15,709
                                                                       ---------      ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   3,143         38,638      $   3,143         38,638
                                                                       =========      =========      =========      =========

See accompanying notes to consolidated interm financial statements

EXACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)

1.       CONTINUING OPERATIONS

         The Company specializes in online financial transaction processing supporting customers' e-commerce activities. The Company was initially incorporated on August 13, 1998 under the laws of British Columbia, Canada. On July 28, 1999 the Company was reincorporated in the State of Delaware.

         The Company was formed through the acquisition of certain software and other intangible assets from Sutton Group Financial Services ("Sutton") and Data Direct Holdings Ltd. ("DataDirect"). In consideration for the acquisition of these assets, Sutton and Data Direct, two unrelated companies, at the time of the acquisition, each received 2,100,000 common shares.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         The Company incurred a net profit of $39,247 for the quarter ended June 30, 2002, and at June 30, 2002 had a working capital deficiency of $854,985 and capital deficiency of $775,684. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon achieving operating levels adequate to support the Company's cost structure and obtaining adequate financial resources through a contemplated financing or otherwise. However, there can be no assurance that such financings will be successful.

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

EXACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)

2.       SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

         The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10KSB for the year ended December 31, 2001. The results of operations for the interim periods are not necessarily indicative of the results to be expected in the future periods.

         These financial statements have been prepared in accordance with the following significant accounting polices.

         (a)      Basis of consolidation

                  These consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

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

         (c)      Foreign Currency Translation

                  On January 1, 2002 the Company changed its functional currency from the United States dollar to the Canadian dollar. The majority of the Company's operating transactions are denominated in Canadian dollars. Monetary assets and liabilities denominated in other than the Canadian dollars are translated using the exchange rates prevailing at the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the period. Gains and losses on foreign currency transactions are recorded in the consolidated statement of operations. The Company has re-measured its assets, liabilities, revenues and expenses for prior periods using the historical exchange rates in existence at the date of the transactions.

EXACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)

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

         (e)      Capital Assets and Amortization

                  Capital assets are recorded at cost and amortized over the estimated useful lives of the assets on the following basis:

                      Leasehold improvement     5 years on a straight-line basis
                      Computer software         100% declining balance
                      Computer equipment        30% declining balance

                  In the year of acquisitions, half the above-mentioned rates are used.

                  The Company periodically evaluates the recoverability of its capital assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimates of future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. No impairment in assets had been identified by the Company in the periods ended June 30, 2002 and 2001.

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

EXACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (g)      Income Taxes

                  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the temporary differences will reverse.

                  Deferred tax assets, if any, are recognized only to the extent that, in the opinion of management, it is more likely than not that the income tax assets will be realized.

         (h)      Basic and Diluted Loss Per Share

                  Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period along with the contingently issuable common shares on exercise of special warrants which have been treated as outstanding as all necessary conditions for their exercise have been satisfied.

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

                  The Company was required to adopt SFAS No. 141 and No. 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The adoption of SFAS No. 141 and No. 142 did not to have a material effect on the Company's financial position or results of operations.

EXACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (j)      Recent Accounting Pronouncements (continued)

                  The FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supersedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. Therefore, the Company was required to adopt SFAS No. 144 as of January 01, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

        (k)       Stock options

                  Stock options are denominated in United States dollars and are therefore subject to variable accounting. For the periods ended June 30, 2002 no compensation expense was recognized as the exercise price of the options was greater than market price.

         (l)      Comparative figures

                  Certain comparative figures have been reclassed to conform with the current period's presentation

3.       ACCOUNTS RECEIVABLE

         Accounts receivable and other are recorded net of a $13,352 allowance for doubtful accounts at June 30, 2002 (December 31, 2001 - $19,999)

4.       CAPITAL ASSETS

                                                      June 30                        December 31
                                      ----------------------------------------       -----------
                                                       2002                             2001
                                      ----------------------------------------       -----------
                                                    Accumulated       Net Book        Net Book
                                        Cost        Amortization       Value            Value
                                      --------      ------------      --------       -----------
Leasehold improvements .......        $  7,333           2,933           4,400        $  5,143
Computer software ............         130,828         130,499             329             775
Computer equipment ...........         175,944         101,372          74,572          88,378
                                      --------        --------        --------        --------
                                      $314,105        $234,804        $ 79,301        $ 94,296
                                      ========        ========        ========        ========

EXACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)

5.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         The principal components of accounts payable and accrued liabilities were as follows:

                                      June 30        December 31
                                     ---------       -----------
                                        2002            2001
                                      --------       -----------
Trade payables ...............        $781,761        $855,067
Other accrued liabilities ....          29,389          33,528
                                      --------        --------
                                      $811,150        $888,595
                                      ========        ========

6.       ADVANCES PAYABLE

         The advances payable from certain stockholders of the Company bear interest at bank prime rate plus one percent and have no fixed terms of repayment. The advances are secured by certain assets of the Company.


7.       STOCKHOLDERS' EQUITY

         (a)      Authorized Stock

                  The Company was initially incorporated on August 13, 1998 under the laws of British Columbia, Canada with 50,000,000 authorized common stock with no par value. On July 28, 1999 the Company was reincorporated in the State of Delaware.

                  The Company has authorized 50,000,000 common stock with a par value of $0.001 per share. As a result of the re-incorporation and change from no par value to par value shares, $60,317 was reclassified during 1998 from common stock to additional paid in capital.

EXACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)

7.       STOCKHOLDERS' EQUITY (CONTINUED)

         (b)      Stock Options

                  The following table summarizes information about stock options outstanding at June 30, 2002:

                      Date granted      Expiry date      Number of options    Exercise price

                                                                               (US dollars)
                       12-Jan-00          11-Jan-05             357,000           $  1.00
                       21-Mar-00          20-Mar-05              13,000              1.00
                       17-May-00          16-May-05              78,500              3.35
                       24-Apr-01          23-Apr-06             625,000              0.25
                                                              ---------
                                                              1,073,500
                                                              ---------

          (c)     Warrants

                  The following warrants were outstanding as at June 30, 2002

                      Date granted      Expiry date      Number of shares     Exercise price

                                                                               (US dollars)
                       28-Jul-99          28-Jul-04           1,007,136            $ 1.32
                       02-Aug-00          02-Aug-02             549,532              2.25
                       26-Apr-01          26-Apr-03           2,000,000              0.23
                                                              ---------
                                                              3,556,668
                                                              ---------

8.       FINANCIAL INSTRUMENTS

         (a)      Fair Value

                  The carrying values of cash, accounts receivable, deposits, accounts payable and accrued liabilities, income taxes payable and advances payable, as reflected in the balance sheet, approximate their respective fair values as at June 30, 2002 and December 31, 2001 because of the demand or short-term maturity of these instruments.

EXACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)

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

                  The Company is subject to credit risk as it earns revenue from a limited number of customers. During the six months ended June 30, 2002 $134,885 (2001 - $49,256) and the quarter ended
                  June 30, 2002 - $58,506 (2001 - $27,186) of revenue was
                  derived from two customers. As at June 30, 2002 accounts receivable included $44,374 (December 31, 2001 - $6,235) due from these two customers.

9.       RELATED PARTY TRANSACTIONS

         Related party transactions not otherwise disclosed in these financial statements include:

         (a) As at June 30, 2002 accounts payable and accrued liabilities included $115,055 (December 31, 2001 - $83,028) due to two corporate stockholders for operating costs paid on its behalf;

         (b) During the quarter ended June 30, 2002, the Company incurred interest of $2,556 (2001 - $7,931) and for the six months then ended, the Company incurred interest of $4,897 (2001- $20,591) on advances from certain stockholders of the Company; and,

         (c)      As at June 30, 2002, $199,368 (December 31, 2001 - $188,335)
                  was due to certain stockholders and directors of the Company;

10.      COMMITMENTS

         Future minimum operating lease payment for premises and equipment leases for the years ended June 30, are due as follows:

2003 .................................   $16,069
2004 .................................     4,516
                                         -------
                                         $20,585
                                         =======

EXACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)

11.      SEGMENTED INFORMATION

         The Company operates in one segment - electronic commerce services.

         The Company attributes revenue among geographical areas based on the location of the customers. During the quarter ended June 30, 2002, 86% of revenues were derived in Canada (quarter ended June 30, 2001 - 93%). During the six months ended June 30, 2002, 92% of revenues were derived in Canada (six months ended June 30, 2002 - 96%). Long-lived assets include capital assets and are located in Canada.

         The Company's customer sales concentration is discussed in Note 8 (b).

12.      CONTINGENCIES

         The Company received a statement of assessment from Canada Customs and Revenue Agency ("CCRA") on April 18, 2002 denying the Company's filing position with regards to its continuation in the U.S. CCRA has assessed a liability of $324,484. Subsequent to June 30, 2002 the Company filed its Notice of Objection strongly defending its position. No provision for this amount has been recorded, as the outcome of this assessment is uncertain.

         On October 2, 2001 Robert Roker, a former employee (the "Plaintiff") filed a complaint in the Supreme Court of British Columbia, Vancouver County, against the Company in connection with an employment contract dated November 26, 1999. The Plaintiff alleges that he was terminated without cause on September 11, 2001 and seeks severance pay of $45,000 plus two weeks vacation and out of pocket expenses of $2,431.

         On October 23, 2001 the Company filed a Statement of Defense denying the allegation that any moneys are due to the Plaintiff.

         The Company believes that the Plaintiff's complaint is without merit and intends to vigorously defend these proceedings. The Company believes that the Plaintiff was terminated with reasonable cause and has sufficient evidence to support its case.

EXACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED JUNE 30, 2002

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

      Forward-looking Statements

      The following Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated interim financial statements and notes included in this report. Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believes," "anticipate," "estimate," or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events from those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in the North American or foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward-looking statements about the Company's business and prospects include the possibility that a competitor will develop a more comprehensive solution, delays in market awareness of its products, possible delays in execution of sales and marketing strategy, which could have an immediate and material adverse effect. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

      Overview

      The Company was incorporated under the laws of the Province of British Columbia on August 13, 1998. On July 29, 1999 the Company filed a certificate of domestication and certificate of incorporation with the Secretary of State of the State of Delaware, thereby "domesticating" or transitioning from a Canadian company to one organized under the laws of the State of Delaware.

      The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America which for this Company complies in all material respects with Canadian generally accepted accounting principles.

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

EXACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED JUNE 30, 2002

The Company determined that as of January 1, 2002 its functional currency was the Canadian dollar. Previously the functional currency of the Company was the United States dollar. The change in the Company's functional currency was made as the majority of the Company's operating transactions are now denominated in the Canadian dollar. Monetary assets and liabilities denominated in other than Canadian dollars were translated using the exchange rates prevailing at the balance sheet date. Revenues and expenses were translated using average exchange rates prevailing during the period. Gains and losses on foreign currency transactions were recorded in the consolidated statement of operations and deficit. The Company remeasured its assets, liabilities, revenues and expenses for prior periods using historical exchange rates in existence at the date of the transactions. As at June 30, 2002 a significant component of the existing accounts payable and accrued liabilities and advances payable were denominated in United States dollars ($425,421). The impact of a 1% increase in the relative value of the Canadian dollar to the United States dollar would reduce accounts payable and and accrued liabilities and advances payable and increase net income from operations by $4,254 United States dollars - approximately $6,300 Canadian dollars.


Results of Operations
Interim Financial Results
(All amounts are expressed in Canadian dollars)

The Company earns its revenues by charging its customers setup fees, monthly account maintenance fees and transaction fees for usage of its services. Transaction fees are based on the number of transactions processed in a month.

Revenues

The revenues are derived primarily from transaction processing fees and monthly service fees. During the three month period ended June 30, 2002, revenues increased by 222.42% over the comparable period in 2001. The increase was due primarily to an increase in the number of customers, an increase in the number of transactions processed per customer, and custom solutions for certain customers. As at June 30, 2002 the Company had 304 customers compared to 270 customers as at June 30, 2001. The total value of transactions processed by the Company for the quarter ended June 30, 2002 amounted to approximately $321 million compared to $292 million in the comparable quarter in 2001. For the six month period ended June 30, 2002, revenue increased by 167.2% over the comparable period in 2001 for the above mentioned reasons.

Gross profit percentage for the three months ended June 30, 2002 increased from 69.03% in 2001 to 89.1% in 2002. For the six months then ended, gross profit percentages were 88.70% in 2002 and 80.96% in 2001. The Company was able to contain its cost of sales despite an increase in revenue.


Expenses

Total expenses during the three months ended June 30, 2002 amounted to $211,740 compared to $178,619 for the three months ended June 30, 2001. The increase of 18.5% in operating expenses was due additional development costs for new product initiatives and costs related to the Notice of Objection filed with the CCRA in dispute of the Company's 2000 tax assessment. The decrease in operating expenses from $536,843 for the six months ended June 30, 2001 to $411,350 in 2002 is largely attributable to the closing of the Company's office in the United States.

EXACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED JUNE 30, 2002

General and Administrative (G&A): During the three months ended June 30, 2002, G&A expenses amounted to $124,388 compared to $104,293 in the comparable period in 2001. The increase of approximately 19% in G&A expenses over the comparable period was due to the fact that there was a $43,000 recovery of a bad debt in the quarter ended June 30, 2001, thereby having the effect of reducing the overall G & A expenses in 2001. Accounting expenses decreased from $ 29,841 in 2001 to $17,845 in 2002, rent decreased from $12,339 in 2001 to $10,401 in 2002.
Amortization of equipment decreased from $15,710 in 2001 to $7,446 in 2002. Wages and salaries decreased from $51,337 in 2001 to $ 48,236 in 2002. For the six months ended June 30, 2002, G&A expenses decreased from $200,783 in 2001 to $147,354. Besides the above mentioned quarterly changed for 2002 and 2001, the decrease in G&A expenses can be largely contributed to the closing of the office in the United States in the first quarter of 2001.

Sales and Marketing: Sales and Marketing expenses for the six months ended June 30, 2002 were $35,333 compared to $29,904 for the same period ended 2001 and quarter ended June 30, 2002 amounted to $25,973 compared to $9,678 incurred in the three months ended June 30, 2001. The majority of the sales and marketing expense consisted of the payroll of employees involved in marketing.

Research and Development (R&D): Research and development expenses consist primarily of compensation expenses and consulting fees to support the development of the Company's software, services and technologies. Research and development expenditures were $61,379 for the three months ended June 30, 2002 compared to $64,648 in the comparable period in 2001. For the six months ended June 30, 2002, research and development expenditures were $115,300 compared to $162,857 in the comparable period in 2001. The decrease in R&D expenses was due to a reduction of US staff in 2001. The Company has adequate resources to meet its software development goals. The Company has contingency plans to hire contract developers should the need arise.


Net Profit:

The Company incurred a net profit of $39,247 for the three months ended June 30, 2002 and $61,459 for the six months then ended compared to a loss of $39,012 for the three months ended June 30, 2001 and $298,717 for the six months then ended. As the Company has a significant amount of its trade payables denominated in United States dollars and because the Canadian dollar had strengthened against the United States dollar during the quarter ended June 30, 2002, it recognized approximately $40,000 of unrealized foreign exchange gains included in other income in this quarter. Management believes that it has the right mix of customers to enable it to maintain its profitability in the future.


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

EXACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED JUNE 30, 2002

The Company is required to adopt SFAS No. 141 and No. 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The adoption of SFAS No. 141 and No. 142 did not to have a material effect on the Company's financial position or results of operations.

The FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supersedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. Therefore, the Company was required to adopt SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 has not had a material impact on the Company's financial position or results of operations.


Critical Accounting Policies and Estimates

The significant accounting policies are outlined within note 2 to the consolidated interim financial statements. Some of those accounting policies require the Company to make estimates and assumptions that affect the amounts reported by the Company. The following items require the most significant judgment or estimation:

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

     Accounts Receivable:

     The Company performs monthly reviews of its accounts receivable. Customers who are in arrear are normally given the opportunity to pay off arrear balances prior to suspension of processing services. Provision for doubtful accounts are normally based on customers who are 120 days in arrear. However, the review is also based on a case by case basis depending on the customer's circumstances. A significant change in the financial position of the Company's customers could have a material adverse impact on the collectability of the accounts receivable.

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


     Liquidity & Capital Resources

     Cash flow:

     The Company's net cash outflow during the three months ended June 30, 2002 was $15,803 compared

EXACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED JUNE 30, 2002

     to $ 9,672 for the three months ended June 30, 2001 and for the six months ended June 30, 2002 was $30,259 compared to a net inflow of $22,929 for the six months ended June 30, 2002. The Company's cash position is expected to improve as it expects to activate new accounts as a result of its relationship with Scotiabank.

     No investment was made in capital equipment during the three months ended June 30, 2002. Management will continue to review its operations and adjust its operations based on market conditions.

     Capital resources. The Company had a capital deficiency of $775,684 as at June 30, 2002 compared to a deficiency of $837,143 as at December 31, 2001. In the event that cash flow from operations, together with the proceeds of any future financings, are insufficient to meet the Company's expenses, the Company will be required to re-evaluate its planned expenditures and allocate its total resources in such manner as the board of directors and management deems to be in the best interest of the Company and its stockholders.

     The success of the Company is dependant upon the continuing support of its creditors, its ability to continue to raise financing to fund operations and ultimately upon its ability to achieve profitable operations.

     The Company incurred a net profit of $39,247 for the quarter ended June 30, 2002, $61,459 for the six months ended, and at June 30, 2002 had a working capital deficiency of $854,985 and capital deficiency of $775,684. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon achieving operating levels adequate to support the Company's cost structure and obtaining adequate financial resources through a contemplated financing or otherwise. However, there can be no assurance that such financings will be successful.

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

     Subsequent events

     The Company received a statement of assessment from Canada Customs and Revenue Agency ("CCRA") on April 18, 2002 denying the Company's filing position with regards to its continuation to the U.S. CCRA has assessed a liability of $324,484. Subsequent to June 30, 2002 the Company filed its Notice of Objection strongly defending its position. No provision for this amount has been recorded, as the outcome is of this assessment uncertain.

EXACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED JUNE 30, 2002

Part II. Other Information

Item 1. Legal Proceedings

1. On October 2, 2001 Robert Roker, a former employee (the "Plaintiff") filed a complaint in the Supreme Court of British Columbia, Vancouver County, against the Company in connection with an employment contract dated November 26, 1999. The Plaintiff alleges that he was terminated without cause on September 11, 2001 and seeks severance pay of $45,000 plus two weeks vacation and out of pocket expenses of $2,431.

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

        Not applicable

Item 5. Other Information

        Not applicable

Item 6.  Exhibits and Reports on Form 8-K

                (a)      Exhibits

                         None

                (b)      Reports on Form 8-K.

                         No form 8-K reports were file in the quarter ended June 30, 2002

EXACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED JUNE 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933 the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





E-XACT TRANSACTIONS LTD
(Registrant)

Dated:   August 14, 2002               By:  /s/ Peter Fahlman
                                            Peter Fahlman
                                            President and CEO