Form 10QSB
period 2002-09-30
E XACT TRANSACTIONS LTD
filed 2002-11-19
CIK 1096781

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      FOR THE QUARTER ENDED SEPTEMBER 30, 2002

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER 333-89561

                            E-XACT TRANSACTIONS, LTD
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    98-0212722
       (State of Incorporation)                (IRS Employer Identification No.)

      134 ABBOTT STREET SUITE 304                   VANCOUVER, B.C., V6B 2K4
(Address of principal executive offices)            (City, state, zip code)


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

                             Yes  [ ]    No  [X]

The number of shares outstanding of the Registrant's $0.001 par value common stock on November 07, 2002 was 10,502,000.

                            E-XACT TRANSACTIONS, LTD
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                               PAGE
                                                                                ----
  Item 1.   Consolidated balance sheets -
            September 30, 2002 and December 31, 2001                             2

            Consolidated statements of operations and deficit -
            three months ended September 30, 2002 and 2001, and
            nine months ended September 30, 2002 and 2001                       3

            Consolidated statements of cash flows -
            three months ended September 30, 2002 and 2001, and
            nine months ended September 30, 2002 and 2001                        4

            Notes to consolidated financial statements                         5 - 14

  Item 2.   Management's discussion and analysis of financial condition
            and results of operations                                         15 - 20

  Item 3.   Controls and procedures                                              21


PART II.     OTHER INFORMATION

  Item 1.   Legal Proceedings                                                    22

  Item 2.   Changes in Securities                                                22

  Item 3.   Defaults Upon Senior Securities                                      22

  Item 4.   Submission of Matters to a Vote of Security Holders                  22

  Item 5.   Other Information                                                    22

  Item 6.   Exhibits and Reports on Form 8-K                                     22

            Signature                                                            23

EXACT TRANSACTIONS LTD.
CONSOLIDATED BALANCE SHEET
Expressed in Canadian Dollars

============================================================================================
                                                                 SEPTEMBER      DECEMBER 31
                                                                   2002             2001
--------------------------------------------------------------------------------------------
                                                                (unaudited)
 ASSETS

CURRENT

  Cash                                                         $    60,626      $    33,402
  Accounts receivable (Note 3)                                     131,273          104,329
  Prepaid expenses and deposits                                     21,133           12,520
--------------------------------------------------------------------------------------------
                                                                   213,032          150,251
  Capital assets (Note 4)                                           73,896           94,296

--------------------------------------------------------------------------------------------
TOTAL ASSETS                                                   $   286,928      $   244,547
============================================================================================

 LIABILITIES AND CAPITAL DEFICIENCY

CURRENT

  Accounts payable and accrued liabilities (Note 5)            $   869,526      $   893,355
  Advance payable (Note 6)                                         209,892          188,335
--------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                        1,079,418        1,081,690
--------------------------------------------------------------------------------------------
 CONTINUING OPERATIONS (Note 1)
 COMMITMENTS (Note 10)
 CONTINGENCIES (Note 12)

 CAPITAL DEFICIENCY

Common stock, common shares issued and outstanding (Note 7)
  10,502,000 at December 31, 2001 and June 30, 2002                 11,715           11,715
  Share purchase warrants                                          281,465          281,465
  Additional Paid In Capital                                     4,833,343        4,833,343
  Accumulated deficit                                           (5,919,013)      (5,963,666)
--------------------------------------------------------------------------------------------
Capital Deficiency                                                (792,490)        (837,143)
--------------------------------------------------------------------------------------------
TOTAL CAPITAL DEFICIENCY AND LIABILITIES                           286,928          244,547
============================================================================================

See accompanying notes to consolidated financial statements

EXACT TRANSACT IONS LTD.
CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT AND RETAINED EARNINGS Expressed in Canadian Dollars

====================================================================================================================================
                                                                      3 months ended September 30       9 months ended September 30
                                                                         2002            2001              2002             2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)     (Unaudited)       (Unaudited)      (Unaudited)
REVENUE                                                              $    240,561         157,639      $    709,219         437,879


Cost of sales                                                              27,272          39,420            80,245          92,772

------------------------------------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                         $    213,289         118,219      $    628,974         345,106
------------------------------------------------------------------------------------------------------------------------------------

EXPENSES:
 General and administrative expenses                                       99,319         162,761           338,457         490,976
 Sales and marketing                                                       26,479          36,684            83,392          82,455
 Research and development                                                  56,653          47,339           171,952         210,196
------------------------------------------------------------------------------------------------------------------------------------
                                                                          182,450         246,783           593,801         783,626

------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                              $     30,838        (128,565)     $     35,173        (438,520)
------------------------------------------------------------------------------------------------------------------------------------

OTHER (EXPENSES) INCOME
 Other Income                                                             (47,642)        (27,390)            9,480         (16,152)
------------------------------------------------------------------------------------------------------------------------------------

NET (LOSS) INCOME BEFORE INCOME TAXES                                     (16,804)       (155,955)           44,653        (454,672)
 Income taxes                                                                  --              --                --              --
------------------------------------------------------------------------------------------------------------------------------------

NET (LOSS) INCOME                                                    $    (16,804)       (155,955)     $     44,653        (454,672)
Deficit, beginning of period                                           (5,902,209)     (5,797,376)       (5,963,666)     (5,498,658)

------------------------------------------------------------------------------------------------------------------------------------

Deficit, end of period                                               $ (5,919,013)     (5,953,330)     $ (5,919,013)     (5,953,330)
====================================================================================================================================

Basic earnings (loss) per share                                      $         --      $    (0.02)     $       0.01      $    (0.05)
------------------------------------------------------------------------------------------------------------------------------------
Diluted earning (loss) per share                                     $         --      $    (0.02)     $       0.01      $    (0.05)


WEIGHTED AVERAGE NUMBER OF SHARES USED TO CALCULATE LOSS PER SHARE
                                 BASIC                                 10,502,000       8,502,000        10,502,000       8,502,000
                                 DILUTED                               10,502,000       8,502,000        10,502,000       8,502,000

See accompanying notes to consolidated financial statements

EXACT TRANSACTIONS LTD.
CONSOLIDATED STATEMENT OF CASH FLOWS
Expressed in Canadian Dollars

=================================================================================================================
                                                        3 months ended September 30   9 months ended September 30
                                                            2002          2001            2002          2001
-----------------------------------------------------------------------------------------------------------------
                                                         (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
OPERATING ACTIVITIES

Net (Loss) Income                                         $(16,804)     (155,955)      $  44,653      (454,672)
Item not affecting cash:
  Amortization of capital assets                             9,496        15,589          24,153        47,109
  Loss on disposal of capital asset                             --            --             426            --
  Foreign exchange loss and interest on advances            10,524            --           7,274            --
Net change in operating assets and liabilities
  (Increase) Decrease in accounts receivable                 8,129         1,923         (26,944)      (60,009)
  (Increase) Decrease in prepaid expenses and deposits       1,159        12,349          (8,613)         (517)
  Increase (Decrease) in accounts payable and accrued
    liabilities                                             49,069        65,221         (23,830)       57,122
-----------------------------------------------------------------------------------------------------------------
                                                            61,573       (60,872)         17,118      (410,969)
-----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

  Proceeds from special warrants                                --            --              --       605,600
  Advances from shareholders                                    --        22,118          14,285      (209,191)
-----------------------------------------------------------------------------------------------------------------
                                                                --        22,118          14,285       396,409
-----------------------------------------------------------------------------------------------------------------
  INVESTING ACTIVITIES

  Purchases of capital assets                               (4,090)         (627)         (4,179)       (1,894)
-----------------------------------------------------------------------------------------------------------------
                                                            (4,090)         (627)         (4,179)       (1,894)
-----------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                               $ 57,483       (39,381)      $  27,224       (16,455)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               3,143        38,635          33,402        15,709
-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS (BANK INDEBTEDNESS),
  END OF PERIOD                                           $ 60,626          (746)      $  60,626          (746)
=================================================================================================================

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

      The Company incurred a net loss of $16,804 for the quarter ended September 30, 2002, and at September 30, 2002 had a working capital deficiency of $866,386 and capital deficiency of $792,490. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon achieving operating levels adequate to support the Company's cost structure and obtaining adequate financial resources through a contemplated financing or otherwise. However, there can be no assurance that such financings will be successful.

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

      The success of the Company's future operations is dependent upon maintaining its profitability, and upon its ability to raise additional financing. Management's plans include obtaining the continued support of creditors, expanding product offerings within its own sales channel and with channel partners, raising additional financing and, ultimately, positioning the Company for profitable operations.

2.    SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

      The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10KSB for the year ended December 31, 2001. The results of operations for the interim periods are not necessarily indicative of the results to be expected in the future periods.

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)


2.    SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)

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

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)


2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      (e)   Capital Assets and Amortization

            Capital assets are recorded at cost and amortized over the estimated useful lives of the assets on the following basis:

              Leasehold improvements     useful life of asset on a straight-line
                                         basis
              Computer software          100% declining balance
              Computer equipment         30% declining balance

            In the year of acquisitions, half the above-mentioned rates are used.

            The Company periodically evaluates the recoverability of its capital assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimates of future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. One adjustment in assets had been identified by the Company in the period ended September 30, 2002 and no impairment in assets was identified in 2001. The adjustment identified for the nine months ended September 30, 2002 resulted from the Company's decision to end its office lease at October 31, 2002 and relocate to a new office space. Leasehold improvement was adjusted to reflect the one month remaining on the office lease.

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

      (f)   Revenue Recognition

            (ii)  Web Development

                  Revenue from services related to web development are recognized when the services are performed, the amount of revenue is fixed or determinable and collectibility is reasonably assured. Provision for estimated losses on contracts is recorded when identified.

      (g)   Income Taxes

            The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the temporary differences between the accounting values of the Company's assets and liabilities and their corresponding tax values will reverse.

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

            In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS No. 145 rescinds both SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS No. 4, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company does not expect SFAS No. 145 to have a material impact on the Company's results of operations or its financial position.

            In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)


2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      (j)   Recent Accounting Pronouncements (continued)

            liability has been incurred. As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, the Company does not expect the adoption of this statement to have a material impact on the Company's financial statements.

      (k)   Stock options

            Stock options are denominated in United States dollars and are therefore subject to variable accounting. For the three and nine months ended September 30, 2002 no compensation expense was recognized as the exercise price of the options was greater than market price.

      (l)   Comparative figures

            Certain comparative figures have been reclassed to conform with the current period's presentation

3.    ACCOUNTS RECEIVABLE

      Accounts receivable and other are recorded net of a $12,523 allowance for doubtful accounts at September 30, 2002 (December 31, 2001 - $19,999)

4.    CAPITAL ASSETS

                                               September 30          December 31
                           --------------------------------------    -----------
                                                   2002                 2001
                           --------------------------------------    -----------
                                        Accumulated      Net Book     Net Book
                             Cost       Amortization      Value        Value
                           --------     ------------     --------    -----------
Leasehold improvements ..  $  7,333       $  7,211       $   122       $ 5,143
Computer software .......   133,509        131,639         1,870           775
Computer equipment ......   177,298        105,393        71,905        88,378
                           --------       --------       -------       -------
                           $318,140       $244,243       $73,897       $94,296
                           ========       ========       =======       =======

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)


5.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      The principal components of accounts payable and accrued liabilities were as follows:

                                                     September 30    December 31
                                                         2002           2001
                                                     ------------    -----------
Trade payables ....................................   $  819,380     $  855,067
Other accrued liabilities .........................       50,146         38,288
                                                      ----------     ----------
                                                      $  869,526     $  893,355
                                                      ==========     ==========

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

      (b)   Stock Options

            The following table summarizes information about stock options outstanding at September 30, 2002:

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
                                             ------------
                                                1,073,500
                                             ------------

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)


7.    STOCKHOLDERS' EQUITY (CONTINUED)

      (c)   Warrants

            The following warrants were outstanding as at September 30, 2002

Date granted     Expiry date     Number of shares     Exercise price
                                                      (US dollars)
28-Jul-99        28-Jul-04       1,007,136            $1.32
26-Apr-01        26-Apr-03       2,000,000             0.23
                                 ---------
                                 3,556,668
                                 ---------


8.    FINANCIAL INSTRUMENTS

      (a)   Fair Value

            The carrying values of cash, accounts receivable, and deposits as reflected in the balance sheet, approximate their respective fair values as at September 30, 2002 and December 31, 2001 because of the demand or short-term maturity of these instruments.

            Due to the substantial doubt with regard to the going concern assumption (Note 1), creditors may not be able to obtain full settlement of amounts due. As such, the fair value of accounts payable and accrued liabilities and advances payable are indeterminable.

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

            The Company is subject to credit risk as it earns revenue from a limited number of customers. During the nine months ended September 30, 2002 - $178,126 (2001 - $82,987) and the quarter ended September
            30, 2002 - $43,241 (2001 - $37,731) of revenue was derived from two customers. As at September 30, 2002 accounts receivable included $20,531 (December 31, 2001 - $6,235) due from these two customers.

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)


9.    RELATED PARTY TRANSACTIONS

      Related party transactions not otherwise disclosed in these financial statements include:

      (a) As at September 30, 2002 accounts payable and accrued liabilities included $115,005 (December 31, 2001 - $83,028) due to two corporate stockholders for operating costs paid on its behalf;

      (b) During the quarter ended September 30, 2002 and nine months ended September 30, 2002, the Company incurred interest of $5,206 (2001 - $1376) and $7,762 (2001 - $21,967), respectively, on advances from certain stockholders of the Company; and,

      (c)   As at September 30, 2002, $209,893 (December 31, 2001 - $188,335)
            was due to certain stockholders and directors of the Company;

10.   COMMITMENTS

      Future minimum operating lease payment for premises and equipment leases for the periods ended September 30, are due as follows:

       2003 .....................................................  $   41,897
       2004 .....................................................      38,089
       2005 .....................................................      35,079
       2006 .....................................................      35,079
       2007 .....................................................      26,309
                                                                   ----------
                                                                   $  176,453
                                                                   ==========

11.   SEGMENTED INFORMATION

      The Company operates in one segment - electronic commerce services.

      The Company attributes revenue among geographical areas based on the location of the customers. During the quarter ended September 30, 2002, 90% of revenues were derived in Canada (quarter ended September 30, 2001 - 95%). During the nine months ended September 30, 2002, 90% of revenues were derived in Canada (nine months ended September 30, 2002 - 95%). Long-lived assets include capital assets and are located in Canada.

      The Company's customer sales concentration is discussed in Note 8 (b).

E-XACT TRANSACTIONS LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
(EXPRESSED IN CANADIAN DOLLARS)


12.   CONTINGENCIES

      The Company received a statement of assessment from Canada Customs and Revenue Agency on April 18, 2002 denying the Company's filing position with regards to its continuation in the U.S. CCRA has assessed a liability of $324,484. On July 10, 2002 the company filed its Notice of Objection strongly defending its position. No provision for this amount has been recorded, as the outcome of this assessment is uncertain.

      On October 2, 2001, a former employee (the "Plaintiff") filed a complaint in the Supreme Court of British Columbia, Vancouver County, against the Company in connection with an employment contract dated November 26, 1999. The Plaintiff alleges that he was terminated without cause on September 11, 2001 and seeks severance pay of $45,000 plus two weeks vacation and out of pocket expenses of $2,431.

      On October 23, 2001 the Company filed a Statement of Defense denying the allegation that any moneys are due to the Plaintiff.

      The Company believes that the Plaintiff's complaint is without merit and intends to vigorously defend these proceedings. The Company believes that the Plaintiff was terminated with reasonable cause and has sufficient evidence to support its case.

E-XACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2002

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      Forward-looking Statements

      The following Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial interm statements and notes included in this report. Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believes," "anticipate," "estimate," or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events from those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in the North American or foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward-looking statements about the Company's business and prospects include the possibility that a competitor will develop a more comprehensive solution, delays in market awareness of its products, possible delays in execution of sales and marketing strategy, which could have an immediate and material adverse effect. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

      The Company provides real-time financial transaction processing services using Internet technology. Its electronic commerce (e-commerce) software services allow PC based point-of-sale terminals, PCs, computer systems and proprietary product platforms to accept credit card payments and submit those payments to various payment processing networks for pre-authorization, authorization and settlement/deposit. The Company is approved to act as a third party payment processor to conduct transaction processing with major financial networks in North America.

The Company has certifications with financial networks in North America and there have been and will likely continue to be, from time to time, ongoing changes to these certification requirements. The Company has met any regulatory and technical changes and will endeavor to meet any future regulatory and technical changes as required by the networks for which the Company maintains certification with. A

E-XACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2002


recent regulatory program sponsored by Visa International was successfully completed by the Company requiring it to comply with a comprehensive set of security, audit and control procedures related to the handling of sensitive Visa account information. The program was conducted by independent third party auditors who presented a compliance report back to Visa International.

The Company's success will depend largely upon its ability to compete successfully, comply with evolving regulatory and technical standards, develop new products, and services and market them successfully in a market that is becoming increasingly competitive.

The Company determined that as of January 1, 2002 its functional currency was the Canadian dollar. Previously the functional currency of the Company was the United States dollar. The change in the Company's functional currency was made as the majority of the Company's operating transactions are now denominated in the Canadian dollar. Monetary assets and liabilities denominated in other than Canadian dollars were translated using the exchange rates prevailing at the balance sheet date. Revenues and expenses were translated using average exchange rates prevailing during the period. Gains and losses on foreign currency transactions were recorded in the consolidated statement of operations and deficit. The Company re-measured its assets, liabilities, revenues and expenses for prior periods using historical exchange rates in existence at the date of the transactions. As at September 30, 2002 a significant component of the existing accounts payable and accrued liabilities and advances payable were denominated in United States dollars ($425,575). The impact of a 1% increase in the relative value of the Canadian dollar to the United States dollar would reduce accounts payable and accrued liabilities and advances payable and increase net income from operations by $4,256 United States dollars - approximately $6,300 Canadian dollars.

Results of Operations
Interim Financial Results
(All amounts are expressed in Canadian dollars)

 The Company earns its revenues by charging its customers setup fees, monthly account maintenance fees and transaction fees for usage of its services. Transaction fees are based on the number of transactions processed in a month. Additional revenue is also derived through consulting services charged to customers who require a customized solution.

Revenues

The revenues are derived primarily from transaction processing fees and monthly service fees. During the three month period ended September 30, 2002, revenues increased by 152.60% over the comparable period in 2001. The increase was due primarily to an increase in the number of customers, an increase in the number of transactions processed per customer, and custom solutions for certain customers. As at September 30, 2002 the Company had 338 customers compared to 270 customers as at September 30, 2001. The total value of transactions processed by the Company for the quarter ended September 30, 2002 amounted to approximately $240 million compared to $356 million in the comparable quarter in 2001. For the nine month period ended September 30, 2002, revenue increased by 161.97% over the comparable period in 2001 for the above mentioned reasons.

Gross profit percentage for the three months ended September 30, 2002 increased from 74.99% in 2001 to 88.66% in 2002. For the nine months then ended, gross profit percentages were 88.69% in 2002 and 78.81% in 2001. The Company was able to contain its cost of sales despite an increase in revenue. In the three and nine months ended September 30, 2002, cost of sales in the comparative periods were lower due

E-XACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2002


the fact that the company had ceased relations with a large financial processing network in the United States in the fourth quarter of 2001. Most of the setup and monthly costs of this relationship were recorded in three months ended September 30, 2001.

Expenses

Total expenses during the three months ended September 30, 2002 amounted to $182,450 compared to $246,783 for the three months ended September 30, 2001. The decrease of 26.07% in operating expenses was due to continued cost cutting and process automation efforts that the Company has focused on since closing its office in the United States.

The decrease in operating expenses from $783,626 for the nine months ended September 30, 2001 to $593,801 in 2002 is largely attributable to continued cost cutting and process automation efforts that the Company has focused on since closing its office in the United States.

General and Administrative (G&A): During the three months ended September 30, 2002, G&A expenses amounted to $99,319 compared to $162,761 in the comparable period in 2001. The decrease of approximately 39% in G&A expenses over the comparable period was due to the fact the Company has continued to focus on cost cutting and reductions in non-essential activities requiring G & A resources. For the ended September 30, 2002, accounting expenses decreased from $ 66,823 in 2001 to $39,133 in 2002, rent decreased from $34,427 in 2001 to $32,192 in 2002.
Amortization of equipment decreased from $46,873 in 2001 to $36,428 in 2002. Wages and salaries decreased from $146,331 in 2001 to $141,930 in 2002. For the nine months ended September 30, 2002, G&A expenses decreased from $490,976 in 2001 to $338,457. The decrease in G&A expenses is largely attributable to continued cost cutting and process automation efforts that the Company has focused on since closing its office in the United States.

Sales and Marketing: Sales and Marketing expenses for the nine months ended September 30, 2002 were $83,392 compared to $82,455 for the same period ended 2001 and quarter ended September 30, 2002 amounted to $26,479 compared to $36,684 incurred in the three months ended September 30, 2001. The majority of the sales and marketing expense consisted of the payroll of employees involved in marketing.

Research and Development (R&D): Research and development expenses consist primarily of compensation expenses and consulting fees to support the development of the Company's software, services and technologies. Research and development expenditures were $56,653 for the three months ended September 30, 2002 compared to $47,339 in the comparable period in 2001. For the nine months ended September 30, 2002, research and development expenditures were $171,952 compared to $210,196 in the comparable period in 2001. The decrease in R&D expenses was due to a reduction of US staff that were required for transition in 2001. The Company has adequate resources to maintain its operating systems and continue with modest software development goals. The Company feels it can hire contract developers to enhance existing development resources to meet essential development goals. The Company matches new development initiatives with the resources it has available and therefore limits new development initiatives appropriately.

Other Income: The Company is subject to foreign exchange gains and losses as a large portion of its liabilities and advances are denominated in United States Dollars. For the quarter ended September 30, 2002, the Company experienced foreign exchange losses of $47,642 (27,390 for the quarter ended September 30, 2001). For the nine months then ended, foreign exchange gains and other income resulted

E-XACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2002


in a contribution of $9,480 to the Company's net income. For the same period 2001, foreign exchange losses and other expenses were $16,152. As the Company continues to incur liabilities and earn a portion of its revenue in the United States, the Company will continue to be subject to foreign exchange gains and losses.

Net (Loss) Income:

The Company incurred a net loss of $12,936 for the three months ended September 30, 2002 and a net profit of $44,653 for the nine months then ended compared to a loss of $155,955 for the three months ended September 30, 2001 and $454,672 for the nine months then ended. As the Company has a significant amount of its trade payables denominated in United States dollars and because the Canadian dollar had weakened against the United States dollar during the quarter ended September 30, 2002, it recognized approximately $54,000 of unrealized foreign exchange losses included in other income in this quarter. Management believes that it has a good mix of customers to maintain its profitability in the future and recognizes consolidation trends with its competitors and a general slowdown in new customer acquisition.

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

The Company is required to adopt SFAS No. 141 and No. 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to September 30, 2001. The adoption of SFAS No. 141 and No. 142 did not to have a material effect on the Company's financial position or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS No. 145 rescinds both SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS No. 4, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company does not expect SFAS No. 145 to have a material impact on the Company's results of operations or its financial position.

E-XACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2002


In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability has been incurred. As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, the Company does not expect the adoption of this statement to have a material impact on the Company's financial statements.

Critical Accounting Policies and Estimates

The significant accounting policies are outlined within note 2 to the consolidated interim financial statements. Some of those accounting policies require the Company to make estimates and assumptions that affect the amounts reported by the Company. The following items require the most significant judgment or estimation:

      Revenue Recognition:

      New customers are required to complete a Merchant Registration Form and a Transactions Processing Agreement. The term of the Agreement is normally for a year with an automatic renewal at the anniversary date. The Company receives it revenue from four sources: new account activations, monthly service/membership fees, online transactions fees and customized development. These revenues are recognized when the services are performed, the amount of revenue is fixed or determinable and collectibility is reasonably assured.

      Accounts Receivable:

      The Company performs monthly reviews of its accounts receivable. Customers who are in arrears are normally given the opportunity to pay off arrear balances prior to suspension of processing services. Provision for doubtful accounts are normally based on customers who are 120 days in arrears. However, the review is also based on a case by case basis depending on the customer's circumstances. A significant change in the financial position of the Company's customers could have a material adverse impact on the collectability of the accounts receivable.

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

      Liquidity & Capital Resources

      Cash flow:

      The Company's net cash inflow during the three months ended September 30, 2002 was $57,483 compared to a net cash outflow of $ 39,381 for the three months ended September 30, 2001 and for the nine months ended September 30, 2002 was net cash inflow was $27,224 compared to a net outflow of $16,455 for the nine months ended September 30, 2001. The increase in cash inflow for

E-XACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2002


      this quarter ended September 30, 2002 is mainly due to receipt of payment for customization revenue incurred this quarter and for payment of accounts for customization revenue recorded in past quarters. The Company's cash position is expected to improve as it expects to activate new accounts as a result of its continued sales efforts with its own sales resources as well as expanding its product availability within its Partner channels.

      The Company acquired a new laser printer for its general office use and upgraded it's core development tools to the current version. Additional investment was made in the form of computer memory required to process increased volume of transactions. Management will continue to review its operations and adjust its operations based on market conditions.

      Capital resources: The Company had a capital deficiency of $792,490 as at September 30, 2002 compared to a deficiency of $866,386 as at December 31, 2001. In the event that cash flow from operations, together with the proceeds of any future financings, are insufficient to meet the Company's expenses, the Company will be required to re-evaluate its planned expenditures and allocate its total resources in such manner as the board of directors and management deems to be in the best interest of the Company and its stockholders.

      The success of the Company is dependant upon the continuing support of its creditors, its ability to continue to raise financing to fund operations and ultimately upon its ability to achieve profitable operations.

      The Company incurred a net loss of $16,804 for the quarter ended September 30, 2002 and a net profit of $44,653 for the nine months then ended, and at September 30, 2002 had a working capital deficiency of $866,386 and capital deficiency of $792,490. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon achieving operating levels adequate to support the Company's cost structure and obtaining adequate financial resources through a contemplated financing or otherwise. However, there can be no assurance that such financings will be successful.

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

      Subsequent events

      The Company entered into a new five year lease for operating premises to begin on November 1, 2002 at new facilities in Vancouver, B.C. The new lease will save the Company approximately $850 per month in rent expense compared to rent expense on its previous premises. As a result of the lease, the company is committed to an estimated annual cost of $35,079.

E-XACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2002


      ITEM 3. CONTROLS AND PROCEDURES

            Based on their evaluation (the "Evaluation"), the Company's Chief Executive Officer, Peter Fahlman, and Chief Financial Officer, Edmund Shung, have concluded that the Company's disclosure controls and procedures are generally effective, but also concluded that due to the company's small staff, weakness exists due to it being impractical for full segregation of duties. The Company's Chief Executive Officer, Peter Fahlman, and Chief Financial Officer, Edmund Shung, have concluded that these weaknesses did not have a material impact on the accuracy of the Company's financial statements.

            As of the date of this report, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

E-XACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2002


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

      Not applicable

Item 5. Other Information

      Not applicable

Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  None

            (b)   Reports on Form 8-K.

                  No form 8-K reports were file in the quarter ended September 30, 2002

E-XACT TRANSACTIONS LTD.
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2002


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933 the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


E-XACT TRANSACTIONS LTD
(Registrant)

Dated:   November 14, 2002                           By:   /s/ Peter Fahlman
                                                           Peter Fahlman
                                                           President and CEO

I, Peter Fahlman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of E-xact Transactions Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

                                /s/ Peter Fahlman
                                -----------------
                                  Peter Fahlman
                                    President

I, Edmund Shung, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of E-xact Transactions Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

                                /s/ Edmund Shung
                                ----------------
                                  Edmund Shung
                             Chief Financial Officer